Form 10-Q
period 2023-12-31
Incannex Healthcare Inc.
filed 2024-02-14
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________ TO__________

Commission File Number 001-41106

Incannex Healthcare Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	93-2403210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 105, 8 Century Circuit Norwest, NSW 2153 Australia	Not applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +61 409 840 786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IXHL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2024, the registrant had 15,873,113 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our product development and business strategy, including the potential size of the markets for our products and future development and/or expansion of our products and therapies in our markets;

●	our research and development activities, including clinical testing and manufacturing and the related costs and timing;

●	our ability to realize the benefits of our re-domiciliation from Australia to the United States;

●	the impact that a pandemic could have on business operations;

●	the sufficiency of our cash resources;

●	our ability to commercialize products and generate product revenues;

●	our ability to raise additional funding when needed;

●	any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, including our ability to obtain regulatory clearances;

●	our research and development expenses;

●	our intellectual property; and

●	any statement of assumptions underlying any of the foregoing.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Item 3D in our Annual Report on Form 20-F, as filed with the SEC on October 31, 2023 (the “2023 Annual Report”) and in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report and, while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We may announce material business and financial information to our investors using our investor relations website (https://www.incannex.com/investors/). We therefore encourage investors and others interested in our company to review the information that we make available on our website. Our website and information included in or linked to our website are not part of this Quarterly Report.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$14,554	$22,120
Prepaid expenses and other assets	6,778	877
Total current assets	21,332	22,997
Property, plant and equipment, net	559	294
Operating lease right-of-use assets	468	492
Total assets	$22,359	$23,783
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,952	$1,748
Accrued expenses and other current liabilities	1,065	689
Operating lease liabilities, current	169	113
Total current liabilities	3,186	2,550
Operating lease liabilities, non-current	301	408
Total liabilities	3,487	2,958
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – 100,000,000 shares authorized; 15,873,113 and 12,926,349 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	2	2
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and June 30, 2023, respectively	-	-
Additional paid-in capital	119,887	116,290
Accumulated deficit	(98,179)	(92,212)
Foreign currency translation reserve	(2,838)	(3,255)
Total stockholders’ equity	18,872	20,825
Total liabilities and stockholders’ equity	$22,359	$23,783

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Operating expenses:
Research and development	2,638	1,549	5,247	2,959
Acquisition of in-process research and development	-	-	-	35,347
General and administrative	5,345	2,090	7,629	3,521
Total operating expenses	7,983	3,639	12,876	41,827
Loss from operations	(7,983)	(3,639)	(12,876)	(41,827)
Other income/(expense), net:	-	-	-	-
R&D tax incentive	2,727	666	6,824	680
Foreign exchange income/(expense)	(5)	-	(6)	-
Interest income	20	55	90	81
Total other income/(expense), net	2,742	721	6,908	761
Loss before income tax expense	(5,241)	(2,918)	(5,968)	(41,066)
Income tax expense	-	-	-	-
Net loss	$(5,241)	$(2,918)	$(5,968)	$(41,066)
Other comprehensive income/(loss):			-
Currency translation adjustment, net of tax	927	3,684	418	(1,827)
Total comprehensive income/(loss)	$(4,314)	$766	$(5,550)	$(42,893)
Net loss per share: Basic and diluted	$(0.33)	$0.05	$(0.38)	$(2.76)
Weighted average number of shares outstanding, basic and diluted	15,873,113	15,398,367	15,873,113	14,901,631

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total stockholders’ equity (deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2023	15,873,113	2	116,290	(92,212)	(3,255)	20,825
Share-based compensation	-	-	201	-	-	201
Net loss	-	-	-	(726)	-	(726)
Currency translation adjustment, net of tax	-	-	-	-	(510)	(510)
Balance at September 30, 2023	15,873,113	2	116,491	(92,938)	(3,765)	19,790
Share-based compensation	-	-	3,396	-	-	3,396
Net loss	-	-	-	(5,241)	-	(5,241)
Currency translation adjustment, net of tax	-	-	-	-	927	927
Balance at December 31, 2023	15,873,113	2	119,887	(98,179)	(2,838)	18,872

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2022	12,926,349	1	69,074	(43,401)	(963)	24,711
Options exercised	-	-	-	-	-	-
Options issued to advisors	-	-	476	-	-	476
Option placements	-	-	-	-	-	-
Share-based compensation	-	-	1,099	-	-	1,099
Share placements	634,146	-	8,830	-	-	8,830
Share issued to advisors	130,902	-	2,050	-	-	2,050
Asset acquisition shares issued	2,181,695	1	34,170	-	-	34,171
Issuance costs	-	-	(530)	-	-	(530)
Net loss	-	-	-	(41,066)	-	(41,066)
Currency translation adjustment, net of tax	-	-	-	-	(1,827)	(1,827)
Balance at December 31, 2022	15,873,092	2	115,169	(84,467)	(2,790)	27,914
Options exercised	21	-	1	-	-	1
Options issued to advisors	-	-	-	-	-	-
Option placements	-	-	71	-	-	71
Share-based compensation	-	-	1,049	-	-	1,049
Share placements	-	-	-	-	-	-
Share issued to advisors	-	-	-	-	-	-
Asset acquisition shares issued	-	-	-	-	-	-
Issuance costs	-	-	-	-	-	-
Net loss	-	-	-	(7,745)	-	(7,745)
Currency translation adjustment, net of tax	-	-	-	-	(465)	(465)
Balance at June 30, 2023	15,873,113	2	116,290	(92,212)	(3,255)	20,825

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the six months ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,968)	$(41,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	35
Share-based compensation expense	3,471	1,100
Unrealized gain on foreign currency remeasurement	-	4
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,883)	(224)
Trade and other payables	504	(635)
Acquisition of in-process research and development	-	35,349
Net cash used in operating activities	(7,852)	(5,437)
Cash flows from investing activities:
Purchase of property, plant and equipment	(280)	(113)
Net cash used in investing activities	(280)	(113)
Cash flows from financing activities:
Proceeds from issuance of common stocks, net of issuance costs	-	8,280
Net cash provided by financing activities	-	8,280
Effect of exchange rate changes on cash and cash equivalents	567	(500)
Net (decrease)/increase in cash and cash equivalents	(8,132)	2,730
Cash and cash equivalents at beginning of period	22,120	25,835
Cash and cash equivalents at end of period	$14,555	$28,065

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Notes To Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

Note 1 – Re-domiciliation and Business

Incannex Healthcare Inc. is a corporation formed under the laws of Delaware in July 2023. In November 2023, Incannex Healthcare Inc. acquired all the outstanding ordinary shares of Incannex Healthcare Limited, an Australian corporation (“Incannex Australia”), pursuant to a scheme of arrangement under Australian law (the “Re-domiciliation”). As a result of the Re-domiciliation, Incannex Australia became a wholly-owned subsidiary of Incannex Healthcare Inc., which is the new ultimate parent company.

Until the Re-domiciliation, Incannex Australia’s ordinary shares were listed on the Australian Securities Exchange (“ASX”) and American Depositary Shares (“ADSs”), each representing 25 ordinary shares of Incannex Australia, traded on Nasdaq. Following completion of the Re-domiciliation, Incannex Australia’s ordinary shares were delisted from the ASX and Incannex Healthcare Inc. assumed Incannex Australia’s listing on Nasdaq.

Pursuant to the Re-domiciliation, holders of Incannex Australia’s ordinary shares received one share of common stock in Incannex Healthcare Inc. for every 100 ordinary shares held in Incannex Australia and holders of ADSs in Incannex Australia received one share of common stock of Incannex Healthcare Inc. for every 4 ADSs held in Incannex Australia.

The issued and outstanding shares of our common stock as shown in this report have been adjusted in the consolidated financial statements to reflect the 100:1 exchange ratio as if it had occurred on July 1, 2022.

Incannex Healthcare Inc. and its subsidiaries are referred to as “the Company” unless the text otherwise requires.

The Company’s fiscal year end is June 30. References to a particular “fiscal year” are to our fiscal year ended June 30 of that calendar year.

The consolidated financial statements of the Company are presented in United States dollars and consist of Incannex Healthcare Inc. and the following wholly-owned subsidiaries:

Subsidiary	Jurisdiction
Incannex Healthcare Limited	Victoria, Australia
Incannex Pty Ltd	Victoria, Australia
Psychennex Pty Ltd	Victoria, Australia
APIRx Pharmaceutical USA, LLC	Delaware
APIRx Pharmaceuticals Holding BV	IJsselstein, Netherlands
Clarion Clinics Group Pty Ltd	Victoria, Australia
Clarion Model Clinic Pty Ltd	Victoria, Australia
Psychennex Licensing and Franchising Pty Ltd	Victoria, Australia

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

On November 28, 2023, the Company implemented the transaction to redomicile from Australia to United States and became the parent of Incannex Australia and the wholly owned subsidiaries listed in Note 1. The historical financial statements of Incannex Australia became the historical financial statements of the combined company upon consummation of the Re-domiciliation. As a result, the financial statements included in this report reflect (i) the historical operating results of Incannex Australia and subsidiaries prior to the Re-domiciliation; (ii) the combined results of the Company, Incannex Australia, and subsidiaries following the completion of the Re-domiciliation; and (iii) the Company’s equity structure for all periods presented, including adjusting the issued and outstanding shares of common stock to reflect the 100:1 exchange ratio as if it had occurred on July 1, 2022.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company’s consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and pursuant to the rules and regulations of the SEC. Prior to the Re-domiciliation, Incannex Australia reported its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). Following the Re-domiciliation, the Company transitioned to US GAAP and applied US GAAP retrospectively for all prior periods presented.

Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative US GAAP recognized by the FASB to be applied to non-governmental entities.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2023, and its results of operations for the three months and six months ended December 31, 2023, and 2022, and cash flows for the six months end December 31, 2023, and 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the “Group”). Details of all controlled entities are set out in Note 1. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes.

The most significant estimates and assumptions in the Company’s consolidated financial statements include the valuation of equity-based instruments issued for other than cash accrued research and development expense, and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry. The Company believes that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party clinical research organizations and manufacturers upon which the Company relies; protection of the Company’s intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; the Company’s ability to attract and retain employees.

There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2023 and 2022, all deposit in banks of the Company is held outside of the United States.

Cash and Cash Equivalents

Cash and cash equivalents, which includes cash and deposits held at call with financial institutions with original maturities of three months or less that are readily convertible to known amounts of cash, are carried at cost, which approximates fair value.

Property, Plant and Equipment, Net

Recognition and Measurement

All property, plant and equipment are recognised at historical cost less depreciation.

Depreciation

Depreciation is calculated using the straight-line method to allocate their cost, net of their residual values, over their estimated useful lives or, in the case of leasehold improvements and certain leased plant and equipment, the shorter lease term as follows:

●	Buildings 25-40 years

●	Machinery 10-15 years

●	Vehicles 3-5 years

●	Furniture, fittings and equipment 2-8 years

Furniture, fittings and equipment include assets in the form of office fit outs. These assets and other leasehold improvements are recognised at their fair value and depreciated over the shorter of their useful life or the lease term, unless the entity expects to use the assets beyond the lease term.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that an asset group be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

During the periods ended December 31, 2023 and 2022, the Company has not recorded impairment charges on its long-lived assets.

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the consolidated balance sheets as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include any options to purchase the underlying asset that the Company is reasonably certain to exercise.

Lease expense for minimum lease payments on operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are excluded from the right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Operating lease expenses are categorized within research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss. Operating lease cash flows are categorized under net cash used in operating activities in the consolidated statements of cash flows.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Trade and other payables

These amounts represent liabilities for goods and services provided to the Company prior to the end of the period and which are unpaid. Due to their short-term nature, they are measured at amortized cost and are not discounted. The amounts are unsecured and are usually paid within 30 days of recognition.

Segment information

The Company operates and manages its business as one reportable and operating segment, which is the research and development of the use of psychedelic medicine and therapies for the treatment of mental health disorders. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily in Australia.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development consist of salaries, benefits and other personnel related costs including, laboratory supplies, preclinical studies, clinical trials and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on the Company’s behalf and allocated facility and other related costs.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.

The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

Acquisitions

The Company evaluate acquisitions under the accounting framework in ASC 805, Business Combinations, to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, then the acquisition is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, then the Company further evaluates whether the acquisition includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the acquisition constitutes a business for accounting purposes.

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes pre-acquisition direct costs recorded in accrued professional and consulting fees. Goodwill is not recognized in asset acquisitions.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

During the year ended June 30, 2023, the Company acquired APIRx Pharmaceutical USA, LLC (“APIRx”). The Company concluded that the acquisition of APIRx did not meet the definition of business under ASC 805, Business Combinations as the acquisition did not have outputs present and a substantive process was not acquired. Therefore, the Company accounted for the transaction as an asset acquisition rather than a business combination.

In accordance with ASC 730-10-25-2(c), intangible assets used in research and developmental activities acquired in an asset acquisition should be expensed at the acquisition date if there is no alternative future use in other R&D projects or otherwise (i.e., if they have no economic value). Additionally, in an asset acquisition, direct transaction costs are accumulated as a component of the consideration transferred and expensed with the acquired IPR&D that has no alternative use.

The Company determined that product candidates pertaining to APIRx had no alternative future use at the time of acquisition and charged $2.43 million, including transaction costs, to acquisition of in-process research and development (IPR&D) expense as of the date of acquisition.

Share-based compensation

The Company accounts for share-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments including share options. The fair value method requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses either the trinomial pricing or Black-Scholes option-pricing model to estimate the fair value of options granted. Share-based compensation awards are expensed using the graded vesting method over the requisite service period, which is generally the vesting period, for each separately-vesting tranche. The Company has elected a policy of estimating forfeitures at grant date. Option valuation models, including the trinomial pricing and Black-Scholes option-pricing model, require the input of several assumptions. These inputs are subjective and generally require significant analysis and judgment to develop. Refer to Note 12 for a discussion of the relevant assumptions.

Benefit from Research and Development Tax Incentive

Benefit from R&D tax credit consists of the R&D tax credit received in Australia, which is recorded within other income (expense), net. The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant is received.

In the three months ended December 31, 2023, due to multiple years of tax incentives being granted and successful lodgement of overseas findings on the Company’s lead assets, the Company changed its estimates for the R&D tax incentive receivable, primarily based on historical experience of claims. The result of this change in estimate resulted in an increase compared to the fiscal year ended June 30, 2023 and the receivable for R&D tax incentive by approximately $5 million. This change also resulted in an increase to other income of approximately $5 million.

Interest income

Interest income is recognized as interest accrues using the effective interest method. This is a method of calculating the amortised cost of a financial asset and allocating the interest income over the relevant period using the effective interest rate, which is the rate that exactly discounts estimated future cash receipts through the expected life of the financial asset to the net carrying amount of the financial asset.

Foreign Currency Translation

The Company maintains its consolidated financial statements in its functional currency, which is the Australian Dollar. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

For financial reporting purposes, the consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses and other income (expense), net are translated at the average exchange rates for the periods presented and stockholders’ equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The following table presents data regarding the dollar exchange rate of relevant currencies:

	December 31, 2023	June 30, 2023
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6840	0.6630
Average exchange rate for the period
USD: AUD Exchange Rate	0.6526	0.6764

Income tax

The Company is subject to Australian and U.S. income tax laws. The Company follows ASC 740, Accounting for Income Taxes, when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Net loss per share attributable to stockholders

The Company has reported losses since inception and has computed basic net loss per share by dividing net loss by the weighted-average number of common stocks outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per share after giving consideration to all potentially dilutive shares, including unvested restricted shares and outstanding options. Because the Company has reported net losses since inception, these potential common stocks have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the six months ended December 31, 2023, and 2022, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.

Note 3 – Prepaid expenses and other current assets

	December 31, 2023 $	June 30, 2023 $
	(in thousands)
Prepayments[1]	1,188	686
R&D tax credit recoverable[2]	5,337	-
GST recoverable	253	191
Total other assets	6,778	877

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PsiGAD and IHL-675A clinical trials and scientific, marketing, and adverting subscription services.

[2]	R&D tax incentive receivable for period ended December 31, 2023 fiscal year ended June 30, 2023.

Note 4 – Property, Plant and Equipment, net

	December 31, 2023 $	June 30, 2023 $
	(in thousands)
Furniture, fittings and equipment	195	157
Assets under construction	412	160
Total property, plant and equipment, gross	607	317
Accumulated depreciation and amortization	(48)	(23)
Total property, plant and equipment, net	$559	$294

Depreciation expense is recorded within general and administrative in the Consolidated Statements of Operations and Comprehensive Loss and amounted to $12 and $0 for the three months ended December 31, 2023 and 2022, respectively, and $25 and $0 for the six months ended December 31, 2023 and 2022, respectively.

Note 5 – Trade and other payables, accrued expenses and other current liabilities

	December 31, 2023 $	June 30, 2023 $
	(in thousands)
Current liabilities
Trade payables	1,952	1,748
Accrued expenses	734	426
Employee leave entitlements	331	263
Total Trade and other payables, accrued expenses and other current liabilities	3,017	2,437

Trade and other payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying amounts are a reasonable approximation of fair value.

Note 6 – Leases

For fiscal 2023, the Group entered into a three new lease agreement for its corporate head office in Sydney, Melbourne office and Clarion Clinic site. The leases have four, five and three-year terms respectively. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	December 31, 2023	June 30, 2023
Lease term (years)	1.48	1.79
Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases

	December 31, 2023 $	June 30, 2023 $
	(in thousands)
Operating lease cost	79	66

Cash paid for amounts included in the measurement of operating lease liabilities during six months ended December 31, 2023 and fiscal year June 30, 2023 was $73 and $61, respectively, and was included within net cash used in operating activities in the cash flows.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2023, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2024	103
June 30, 2025	214
June 30, 2026	208
June 30, 2027	50
June 30, 2028	34

Total minimum lease payments	609

Less amount representing interest	(139)

Total operating lease liabilities	470

As of December 31, 2023, the Company’s operating lease has a weighted-average remaining lease term of 1.48 years and a discount rate of 9.18%.

Note 7 – Commitments and contingencies

The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavourably, would have a material impact on the Company’s operating results, financial position or cash flows.

Note 8 – Stockholder’s equity/Issued capital

Common stock

The Company has one class of common stock. In connection with the re-domiciliation, the Company’s amended and restated certificate of incorporation became effective, which provides for authorized the issuance of 100,000,000 authorized shares of common stock with a par value of $0.0001 per share, with one vote per share. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the Company’s board of directors.

On November 28, 2023, the Company effected the Re-domiciliation. All references in these consolidated financial statements to the Company’s outstanding common stock, including per share information, have been retrospectively adjusted to reflect this Re-domiciliation.

	For the six months ended December 31,		For the three months ended December 31,
	2023 $	2023 No, of shares	2023 $	2023 No, of shares
	(in thousands, expect per share data)
Opening balance	2	15,873,113	2	15,873,113
Closing balance	2	15,873,113	2	15,873,113

	For the six months ended December 31,		For the three months ended December 31,
	2022 $	2022 No, of shares	2022 $	2022 No, of shares
	(in thousands, expect per share data)
Opening balance	1	12,926,349	2	15,238,946
Issues of new shares – placements[1]	-	634,146	-	634,146

Issues of new shares – acquisition[2]	1	2,181,695	-	-
Issues of new shares – employees and directors	-	-	-	-

Exercise of options	-	21	-	21
Shares in lieu of advisor fees[3]	-	130,902	-	-
Share issue costs	-	-	-	-
Closing balance	2	15,873,113	2	15,873,113

[1]	In December 2022, Incannex Australia raised $8.83 million from a placement of 634,146 ordinary shares to institutional and professional investors in a private placement.

[2]	In August 2022, Incannex Australia completed the acquisition on APIRx Pharmaceuticals via the issuance of 2,181,695 ordinary shares of Incannex Australia to the owners of APIRx in an all–scrip transaction.

[3]	In August 2022, Incannex Australia issued 130,902 ordinary shares to Ryba LLC as lead M&A Advisors on the APIRx acquisition.

Note 9 – Additional paid-in capital

Additional paid-in capital:

	December 31, 2023 $	December 31, 2022 $
	(in thousands, expect per share data)
Opening balance	116,294	69,075
Options issued to advisors[1]	-	477
Options exercised		2
Issues of new options – placement	-	72
Equity instruments issued to management and directors[2]	3,598	2,150
Share placements[3]		8,830
Share issued to advisors[5]		2,051
Asset acquisition shares issued[4]		34,171
Issuance costs[6]		(530)
At December 31, 2023	119,892	116,298

1	In August 2022, Incannex Australia issued 9,000,000 options to Ryba LLC pursuant to the mandate executed between the parties in November 2021. As the transaction between the Company and APIRx was deemed complete in August 2022, the options were issued then.

[2]	Relates to the amortization of shares and options issued as share-based payments during the current and prior periods.

[3]	In December 2022, Incannex Australia raised $8.83 million from a placement of 634,146 ordinary shares to institutional and professional investors in a private placement.

[4]	In August 2022, Incannex Australia completed the acquisition on APIRx Pharmaceuticals via the issuance of 2,181,695 ordinary shares of Incannex Australia to the owners of APIRx in an all–scrip transaction.

[5]	In August 2022, Incannex Australia issued 130,902 ordinary shares to Ryba LLC as lead M&A Advisors on the APIRx acquisition.

6	In December 2022, Incannex Australia paid a commission of $530 to Bell Potter, as placement agent, for its services leading the private placement completed that month.

The equity based premium reserve is used to record the value of equity issued to raise capital, and for share-based payments.

Note 10 – General and Administration expenses

	December 31, 2023 $	December 31, 2022 $
	(in thousands)
Salaries, and other employee benefits	4,825	2,142
Depreciation expense	24	34
Compliance, legal and regulatory	1,573	695
Occupancy expenses	153	35
Advertising and investor relations	705	427
Other administration expenses	349	188
Total general and administration expenses	7,629	3,521

Note 11 – Share-based payments

	December 31, 2023 $	December 31, 2022 $
	(in thousands)
Research and development	-	-
General and administrative	3,471	1,100
Total share-based compensation expense	3,471	1,100

Restricted stocks

A summary of the changes in the Company’s restricted stock activity for the period ended December 31, 2023, are as follows:

	Numbers of Shares	Weighted Average Grant Date Fair Value $
	(in thousands, expect per share data)
Unvested and Outstanding as of June 30, 2023	62,514	149
Granted	2,316,715	1,007
Vested	639,014	961
Forfeited	1,000	29
Unvested and Outstanding as of December 31, 2023	1,739,215	1,006

Note 11 – Share-based payments (continued)

Stock options

A summary of the changes in the Company’s stock options activity for the period ended December 31, 2023, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2023	633,508	24.19	1.35	442
Granted	-	-	-	-

Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-

Outstanding as of September 30, 2023	633,508	24.19	1.10	442
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	349,500	14.29	-	720
Outstanding as of December 31, 2023	284,008	36.37	2.04	100
Unvested as of December 31, 2023	47,337	22.23	3.75	125

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s shares of common stock for those share options that had exercise prices lower than the fair value of the Company’s shares of common stock.

As of December 31, 2023, there was $411 of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 1.08 years.

Share Options Valuation

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the period ended December 31, 2023 and June 30, 2023 were as follow:

	December 31, 2023	June 30, 2023
Expected option life (years)	-	1.5
Expected volatility	-	90%
Risk-free interest rate	-	3.18%
Expected dividend yield	-	-
Fair value of underlying shares of common stock	-	1.17

Note 12 – Income Tax

The prima facie income tax benefit on pre-tax accounting loss from operations reconciles to the income tax benefit in the financial statements as follows:

	December 31, 2023 $	June 30, 2023 $
	(in thousands)
Accounting loss before tax	(5,805)	(52,766)
Income tax benefit at the applicable tax rate of 25%	(1,452)	(13,192)
Non-deductible expenses	4,998	39,179
Non-assessable income	(6,619)	(184)
Deferred tax assets not recognized	754	627
Income tax benefit	-	-
Unrecognized Deferred Tax Asset
Deferred tax asset not recognized in the financial statements:
Unused tax losses	5,731	4,443
Net unrecognized tax benefit at 25%	6,485	5,070

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of December 31, 2023 and 2022, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Note 13 – Loss per share

All share and earnings per share amounts presented below reflect the impact of the Re-domiciliation as if it had taken effect on July 1, 2022.

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	December 31, 2023 $	December 31, 2022 $
Basic loss per share - cents per share	37.60	275.58
Basic loss per share	0.38	2.76
The loss and weighted average number of common stocks used in the calculation of basic loss per share is as follows:
Total comprehensive loss for the year	5,968	41,066
- Weighted average number of common stocks (number)	15,873,113	14,901,631

The Company notes that the diluted loss per share is the same as basic loss per share.

Note 14 – Related Party Transactions

Transactions between related parties are on commercial terms and conditions, no more favourable than those available to other parties unless otherwise stated.

There were no amounts payable to any related parties as of December 31, 2023 and June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 3D “Risk Factors” in our 2023 Annual Report and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our accounting policies under U.S. GAAP are referred to in Note 1 of the Consolidated Financial Statements in this Quarterly Report. All amounts are in United States dollars, unless otherwise indicated.

Overview

We are a development stage enterprise at an early stage in the development of our drug candidate. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities (“R&D”) and move our drug candidate into later stages of development. The process of carrying out the development of our drug candidates to later stages of development may require significant additional research and development expenditures, including pre-clinical testing and clinical trials, as well as for obtaining regulatory approval. To date, we have funded our operations primarily through the sale of equity securities, proceeds from the exercise of options, tax grants from R&D activities and interest income.

We receive tax incentives from the Australian government for R&D activities. Subject to certain exclusions, the Australian Government tax incentives provide benefits for eligible R&D activities.  Entities are entitled to either (i) a 43.5% refundable tax offset for eligible companies with an aggregated turnover of less than A$20 million per annum or (ii) a non-refundable 38.5% tax offset for all other eligible companies. Our aggregated turnover is less than $3 million and not be controlled by one or more income tax exempt entities, we anticipate being entitled to a claim of 43.5% refundable tax offset for costs relating to eligible R&D activities during the year.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2023 and 2022

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended December 31				For the Six Months Ended December 31
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$2,639	$1,550	$1,089	71%	$5,247	$2,960	$2,287	77%
Acquisition of in-process research and development	$-	$-	$-	0%	$-	$35,348	$(35,348)	(100%)
General and administrative	5,345	2,090	3,255	156%	7,630	3,521	4,109	117%
Total operating expenses	7,984	3,640	4,344	119%	12,877	41,829	(28,952)	(69%)
Loss from operations	(7,984)	(3,640)	(4,344)	119%	(12,877)	(41,829)	28,952	(69%)
Other income/(expense):
Benefit from R&D tax credit	2,727	668	2,059	308%	6,824	680	6,144	904%
Foreign exchange gains (losses)	(5)	-	(5)	(100%)	(7)	-	(7)	(100%)
Interest income	20	55	(35)	(64%)	92	82	10	12%
Total other income/(expense), net	2,742	723	2,019	280%	6,909	762	6,147	807%
Currency translation adjustment, net of tax	928	3,685	(2,757)	(75%)	418	(1,829)	(2,247)	123%
Comprehensive loss	$(4,314)	$766	$(3,548)	(463%)	$(5,550)	$(42,894)	$(37,344)	87%

Operating Expenses

Research and development

Research and development expenses increased by $1.1 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was primarily due to increases in expenses related to clinical research and product development for our clinical trials.

Research and development expenses increased by $2.3 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was primarily due to due to the commencement of a Bioequivalence/Bioavailability clinical trial investigating IHL-42X in healthy volunteers, a Phase 2 clinical trial investigating IHL-675A in patients with Rheumatoid arthritis, and a Phase 2/3 clinical trial investigating IHL-42X in patients with obstructive sleep apnea.

Acquisition of in-process research and development

Acquisition of in-process research and development expense was recorded exclusively in the six months period ended December 31, 2022, because such expenses related to the acquisition of APIRx Pharmaceutical USA, LLC, which was recorded as an asset acquisition during such period. The acquisition of APIRx was completed in August 2022. We concluded that the acquisition of APIRx did not meet the definition of business under ASC 805, Business Combinations as APIRx did not have outputs present and a substantive process was not acquired.

General and Administrative

General and administrative expenses increased by $3.3 million for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was due to increases of $3.1 million in salaries, and other employee benefits (from $0.9 million to 4.0 million) as a result of the issuance of restricted stock to our directors in December 2023, $71,908 in compliance, legal and regulatory as a result of increased legal costs to implement our re-domiciliation, $0.1 million in other administration expenses (from $0.1 million to 0.2 million), partially offset by a decrease of $0.2 million in in advertising and investor relations (from $0.4 million to 0.2 million), $11,803 in occupancy expenses and $808 in depreciation expense.

General and administrative expenses increased by $4.1 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was due to increases of $2.7 million in salaries, and other employee benefits (from $2.1 million to $4.8 million), $0.9 million in compliance, legal and regulatory (from $0.7 million to $1.6 million), $0.1 million in occupancy expenses (from $35,000 to $153,000), $0.3 million in advertising and investor relations (from $0.4 million to $0.7 million), $0.2 million in other administration expenses (from $0.2 million to 0.4 million), partially offset by a decrease of $10,000 in depreciation expense (from $34,000 to $24,000).

Other Income (Expense)

Benefit from R&D tax credit

Benefit from R&D tax credit increased by $2.1 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was due to an increase in the research and development tax credit received from the Australian Taxation Office as a result of our research and clinical trials activities in Australia.

Benefit from R&D tax credit increased by $6.1 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was due to an increase in the research and development tax credit received from the Australian Taxation Office as a result of our research and clinical trials activities in Australia.

Foreign exchange losses and Interest Income

Foreign exchange losses and interest income decreased by $40,000 for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease was due to a decrease in income received from cash deposited in our bank accounts and an increase in losses due to currency exchange rates.

Foreign exchange losses and interest income increased by $3,000 for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was due to an increase in income received from cash deposited in our bank accounts (from $82,000 to $92,000), partially offset by an increase in losses due to currency exchange rates.

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax decreased $2.8 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease was due to currency translation of the financial statements from the Australian dollar to the U.S. dollar. We maintain our consolidated financial statements in the Australian dollar, which is our functional currency. However, our financial statements are translated into US dollars for reporting purposes. See our note 2 “Foreign Currency Translation” to our financial statements included in this Quarterly Report for further information.

Currency translation adjustment, net of tax decreased $2.2 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease was due to currency translation of the financial statements from the Australian dollar to the US dollar. We maintain our consolidated financial statements in Australian dollar, which is our functional currency. However, our financial statements are translated into US dollars for reporting purposes. See our note 2 “Foreign Currency Translation” to our financial statements included in this Quarterly Report for further information.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through interest earned from cash on term deposit.

As of December 31, 2023, we had cash of $14.5 million. We anticipate that our current cash will be sufficient for the current fiscal year and to fund our operations at least until December 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Due to our focus on research and development activities, we do not have ready access to credit facilities and, therefore, are not subject to externally imposed capital requirements. Our objective in relation to capital risk management is to balance our current working capital position against the requirements to meet research and development programs and corporate overheads.

We anticipate that we will require substantial additional funds in order to achieve our long-term goals and complete the research and development of our current drug candidates. We do not expect to generate significant revenue until we obtain regulatory approval to market and sell our drug candidate and sales of our drug candidate have commenced. We therefore expect to continue to incur substantial losses in the near future.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the scope, results and timing of preclinical studies and clinical trials;

●	the costs and timing of regulatory approvals; and

●	the costs of establishing sales, marketing and distribution capabilities.

Cash Flows

	For the Six Months Ended December 31, 2023	For the Six Months Ended December 31, 2022
Net cash used in operating activities	$(7,852)	$(5,437)
Net cash used in investing activities	(280)	(113)
Net cash provided by financing activities	-	8,280
Net increase in cash	$(8,132)	$2,730

Cash flows from operating activities

Cash used in operating activities increased by $2.4 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The increase was due to an increase in prepaid expenses and other current assets (from $224,000 to $5.9 million), partially offset by positive cash flow regarding trade and other payables by $1.1 million and an increase in positive cash flow regarding share-based compensation by $2.4 million.

Cash flows from investing activities

Cash used in financing activities increased by $167,000 for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was due to an increase in cash used to purchase equipment to conduct our clinical trials.

Cash flows from financing activities

Cash provided by financing activities decreased to nil for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease was due to a decrease in the proceeds from issuances of shares of common stock.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of December 31, 2023, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited interim consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Stock Based Compensation

The Company records compensation expense for stock options based on the fair market value of the awards on the date of grant. The fair value of stock-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is measured based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. For certain awards, the Company estimates the fair value of share options and other equity-based compensation using a binomial option pricing model on the date of grant.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Company reviews its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. The Company recognizes the tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in our consolidated financial statements included in this Quarterly Report for further information.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Fully Diluted Share Capital

The number of issued and outstanding shares of common stock on a fully converted basis as at December 31, 2023 was as follows:

Number of Shares of Common Stock Equivalents
Shares of Common Stock	15,873,113
Restricted Stock	2,316,715
Warrants	1,978,346
Total - December 31, 2023	20,168,174

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are permitted to omit information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal or arbitration proceedings that could have a material adverse impact on our financial position or profitability. We are not involved in any governmental proceedings.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report, the risks and uncertainties that we believe are most important for you to consider are discussed in Item 3D under the heading “Risk Factors” in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

The Re-domiciliation was effected pursuant to a statutory Scheme of Arrangement under Australian law (the “Scheme”). Upon completion of the Re-domiciliation, the Company became the successor issuer of Incannex Australia.

In connection with the Scheme:

●	holders of ordinary shares of Incannex Australia received one share of common stock in the Company for every 100 ordinary shares of Incannex Australia held on the Scheme record date;

●	holders of options of Incannex Australia received one option in the Company for every 100 options in Incannex Australia held on the Scheme record date; and

●	holders of American Depositary Shares (“ADSs”), with each ADS representing 25 ordinary shares of Incannex Australia, received one share of common stock of the Company for every 4 ADSs held on the Scheme record date.

The shares of common stock and options issued by the Company upon implementation of the Scheme were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) thereof.

(b)	Use of Proceeds

None.

(c)	Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Deed of Amendment and Restatement to Scheme Implementation Deed, dated September 13, 2023, between Incannex Healthcare Limited and Incannex Healthcare Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
3.2	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
10.1#	Employment Agreement between Incannex Healthcare Limited and Joel Latham, dated July 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.2#	Service Agreement between Incannex Healthcare Limited and Madhukar Bhalla, dated June 28, 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.3✓	Clinical Trial Research Agreement between Alfred Health and Incannex Healthcare Limited, dated June 22, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.4✓	Clinical Trial Research Agreement between Alfred Health and Incannex Healthcare Limited, dated September 24, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.5✓	Clinical Trial Research Agreement between University of Western Australia and Incannex Healthcare Limited, dated April 6, 2021 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.6✓	Master Consultancy Agreement between Clinical Network Services (CNS) Pty Ltd (now Novotech Australia) Pty Limited) and Incannex Healthcare Limited, dated June 29, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.7✓	Research Services Agreement between Monash University and Incannex Healthcare Limited, dated November 27, 2020 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.8✓	Research Services Agreement between Monash University and Incannex Healthcare Limited, dated March 10, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.9✓	Master Service Agreement between Avance Clinical Pty Limited and Incannex Healthcare Limited, dated July 12, 2021 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.10✓	Appendix No. 2 to the Master Consultancy Agreement between Novotech Australia Pty Limited and Incannex Healthcare Limited, dated February 2, 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)

10.11	Share Sale and Purchase Agreement between Incannex Healthcare Limited and the sellers of APIRx Pharmaceutical USA, LLC, dated May 12, 2022. (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 20-F filed with the SEC on October 28, 2022)
10.12#	Service Agreement between Incannex Healthcare Limited and Lekhram Changoer, dated August 5, 2022 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F filed with the SEC on October 31, 2023)
10.13#	Incannex Healthcare Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
10.14*#	Employment Agreement between Incannex Healthcare Limited and Joseph Swan, dated November 8, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Indicates management contract or compensatory plan.
✓	Certain confidential information in this exhibit was omitted by means of marking such information with brackets (“[***]”) because the identified confidential information is not material and is the type that the registrant treats as private or confidential.
+	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: February 14, 2024	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: February 14, 2024	By:	/s/ Madhukar Bhalla
Madhukar Bhalla
Chief Financial Officer and Secretary