Form 10-Q
period 2024-03-31
Incannex Healthcare Inc.
filed 2024-05-15
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 15, 2024, the registrant had 15,873,113 shares of common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$9,305	$22,120
Prepaid expenses and other assets	7,014	877
Total current assets	16,319	22,997
Property, plant and equipment, net	523	294
Operating lease right-of-use assets	408	492
Total assets	$17,250	$23,783
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,255	$1,748
Accrued expenses and other current liabilities	1,448	689
Operating lease liabilities, current	161	113
Total current liabilities	2,864	2,550
Operating lease liabilities, non-current	248	408
Total liabilities	3,112	2,958
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – 100,000,000 shares authorized; 15,873,113 and 12,926,349 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	2	2
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and June 30, 2023, respectively	-	-
Additional paid-in capital	122,004	116,290
Accumulated deficit	(104,210)	(92,212)
Foreign currency translation reserve	(3,658)	(3,255)
Total stockholders’ equity	14,138	20,825
Total liabilities and stockholders’ equity	$17,250	$23,783

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$3,277	$1,639	$8,520	$4,597
Acquisition of in-process research and development	-	-	-	35,347
General and administrative	4,138	2,012	11,777	5,530
Total operating expenses	$7,415	$3,651	$20,297	$45,474
Loss from operations	(7,415)	(3,651)	(20,297)	(45,474)
Other income/(expense), net:	-	-	-	-
R&D tax incentive	1,320	(83)	8,150	684
Foreign exchange expense	(11)	-	(17)	-
Interest income	75	163	166	153
Total other income, net	$1,384	$80	$8,299	$837
Loss before income tax expense	(6,031)	(3,571)	(11,998)	(44,637)
Income tax expense	-	-	-	-
Net loss	$(6,031)	$(3,571)	$(11,998)	$(44,637)
Other comprehensive loss:
Currency translation adjustment, net of tax	(820)	(202)	(403)	(2,029)
Total comprehensive loss	$(6,851)	$(3,773)	$(12,401)	$(46,666)
Net loss per share: Basic and diluted	$(0.38)	$(0.22)	$(0.76)	$(2.93)
Weighted average number of shares outstanding, basic and diluted	15,873,113	15,873,113	15,873,113	15,221,900

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2023	15,873,113	2	116,290	(92,212)	(3,255)	20,825
Options exercised
Options issued to advisors
Option placements
Share-based compensation			5,714			5,714
Share placements
Share issued to advisors
Asset acquisition shares issued
Issuance costs
Net loss				(11,998)		(11,998)
Currency translation adjustment, net of tax					(403)	(403)
Balance at March 31, 2024	15,873,113	2	122,004	(104,210)	(3,658)	14,138

	Common stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2022	12,926,349	1	69,074	(43,401)	(963)	24,711
Options exercised	21
Options issued to advisors			476			476
Option placements
Share-based compensation			1,631			1,631
Share placements	634,146		8,830			8,830
Share issued to advisors	130,902		2,050			2,050
Asset acquisition shares issued	2,181,695	1	34,170			34,171
Issuance costs			(531)			(531)
Net loss				(44,637)		(44,637)
Currency translation adjustment, net of tax					(2,029)	(2,029)
Balance at March 31, 2023	15,873,113	2	115,700	(88,038)	(2,992)	24,672

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at January 1, 2024	15,873,113	2	119,887	(98,179)	(2,838)	18,872
Options exercised
Options issued to advisors
Option placements
Share-based compensation			2,117			2,117
Share placements
Share issued to advisors
Asset acquisition shares issued
Issuance costs
Net loss				(6,031)		(6,031)
Currency translation adjustment, net of tax					(820)	(820)
Balance at March 31, 2024	15,873,113	2	122,004	(104,210)	(3,658)	14,138

	Common stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at January 1, 2023	15,873,092	2	115,169	(84,467)	(2,790)	27,913
Options exercised	21
Options issued to advisors
Option placements
Share-based compensation			531			531
Share placements
Share issued to advisors
Asset acquisition shares issued
Issuance costs
Net loss				(3,571)		(3,571)
Currency translation adjustment, net of tax					(202)	(202)
Balance at March 31, 2023	15,873,113	2	115,700	(88,038)	(2,992)	24,672

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the nine months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,998)	$(44,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	22
Share-based compensation expense	5,585	1,631
Unrealized gain on foreign currency remeasurement	17	(4)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,150)	(264)
Trade and other payables	302	(504)
Acquisition of in-process research and development	0	35,589
Net cash used in operating activities	(12,203)	(8,167)

Cash flows from investing activities:
Purchase of property, plant and equipment	(274)	(145)
Net cash used in investing activities	(274)	(145)

Cash flows from financing activities:
Proceeds from issuance of common stocks, net of issuance costs	-	8,207
Net cash provided by financing activities	-	8,207

Effect of exchange rate changes on cash and cash equivalents	(338)	(850)

Net decrease in cash and cash equivalents	(12,477)	(105)
Cash and cash equivalents at beginning of period	22,120	25,835
Cash and cash equivalents at end of period	$9,305	$24,880

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months and nine months ended March 31, 2024, and 2023, and cash flows for the nine months ended March 31, 2024, and 2023.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of March 31, 2024 and June 30, 2023 all deposit in banks of the Company is held outside of the United States.

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

During the periods ended March 31, 2024 and 2023, the Company has not recorded impairment charges on its long-lived assets.

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

The Company determined that product candidates pertaining to APIRx had no alternative future use at the time of acquisition and charged $35.4 million, including transaction costs, to acquisition of in-process research and development (IPR&D) expense as of the date of acquisition.

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

In the three months ended December 31, 2023, due to multiple years of tax incentives being granted and successful lodgement of overseas findings on the Company’s lead assets, the Company changed its estimates for the R&D tax incentive receivable, primarily based on historical experience of claims. The Company determined this was a change in accounting estimate in accordance with ASC 250-10. The result of this change in estimate resulted in an increase compared to the fiscal year ended June 30, 2023 and the receivable for R&D tax incentive by approximately $5 million. This change also resulted in an increase to other income of approximately $5 million. based on historical experience of claims.

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

The following table presents data regarding the dollar exchange rate of relevant currencies:

	March 31, 2024	June 30, 2023
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6532	0.6630
Average exchange rate for the period
USD: AUD Exchange Rate	0.6544	0.6764

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the nine months ended March 31, 2024, and 2023, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.

Note 3 – Prepaid expenses and other current assets

	March 31, 2024 $	June 30, 2023 $
	(in thousands)
Prepayments[1]	421	686
R&D tax credit recoverable[2]	6,406	-
GST recoverable	187	191
Total other assets	7,014	877

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PsiGAD and IHL-675A clinical trials and scientific, marketing, and adverting subscription services.

[2]	R&D tax incentive receivable for quarter ended March 31, 2024 and the fiscal year ended June 30, 2023.

Note 4 – Property, Plant and Equipment, net

	March 31, 2024 $	June 30, 2023 $
	(in thousands)
Furniture, fittings and equipment	194	157
Assets under construction	393	160
Total property, plant and equipment, gross	587	317
Accumulated depreciation and amortization	(64)	(23)
Total property, plant and equipment, net	$523	$294

Depreciation expense is recorded within general and administrative in the Consolidated Statements of Operations and Comprehensive Loss and amounted to $18 and $0 for the three months ended March 31, 2024 and 2023, respectively, and $41 and $0 for the nine months ended March 31, 2024 and 2023, respectively.

Note 5 – Trade and other payables, accrued expenses and other current liabilities

	March 31, 2024 $	June 30, 2023 $
	(in thousands)
Current liabilities
Trade payables	1,255	1,748
Accrued expenses	1,133	426
Employee leave entitlements	315	263
Total Trade and other payables, accrued expenses and other current liabilities	2,703	2,437

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

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	March 31, 2024	June 30, 2023
Lease term (years)	1.26	1.79
Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases

	March 31, 2024 $	June 30, 2023 $
	(in thousands)
Operating lease cost	119	66

Cash paid for amounts included in the measurement of operating lease liabilities during nine months ended March 31, 2024 and fiscal year June 30, 2023 was $122 and $61, respectively, and was included within net cash used in operating activities in the cash flows.

The following table summarizes the future minimum lease payments due under operating leases as of March 31, 2024, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2024	50
June 30, 2025	205
June 30, 2026	199
June 30, 2027	48
June 30, 2028	32

Total minimum lease payments	534

Less amount representing interest	125

Total operating lease liabilities	409

As of March 31, 2024, the Company’s operating lease has a weighted-average remaining lease term of 1.26 years and a discount rate of 9.18%.

Note 7 – Commitments and contingencies

The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s operating results, financial position or cash flows.

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

	For the nine months ended March 31,		For the three months ended March 31,
	2024 $	2024 No, of shares	2024 $	2024 No, of shares
	(in thousands, expect per share data)
Opening balance	2	15,873,113	2	15,873,113
Closing balance	2	15,873,113	2	15,873,113

	For the nine months ended March 31,		For the three months ended March 31,
	2023 $	2023 No, of shares	2023 $	2023 No, of shares
	(in thousands, except per share data)
Opening balance	1	12,926,349	2	15,873,092
Issues of new shares – placements[1]	-	634,146	-	-
Issues of new shares – acquisition[2]	1	2,181,695	-	-
Issues of new shares – employees and directors	-	-	-	-
Exercise of options	-	21	-	21
Shares in lieu of advisor fees[3]	-	130,902	-	-
Share issue costs	-	-	-	-
Closing balance	2	15,873,113	2	15,873,113

[1]	In December 2022, Incannex Australia raised $8.83 million from a placement of 634,146 ordinary shares to institutional and professional investors in a private placement.

[2]	In August 2022, Incannex Australia completed the acquisition on APIRx Pharmaceuticals via the issuance of 2,181,695 ordinary shares of Incannex Australia to the owners of APIRx in an all–scrip transaction.

[3]	In August 2022, Incannex Australia issued 130,902 ordinary shares to Ryba LLC as lead M&A Advisors on the APIRx acquisition.

Note 9 – Additional paid-in capital

Additional paid-in capital:

	March 31, 2024 $	March 31, 2023 $
	(in thousands, expect per share data)
Opening balance	116,290	69,074
Options issued to advisors[1]	-	476
Issues of new options – placement	-	-
Equity instruments issued to management and directors[2]	5,714	1,631
Share placements[3]	-	8,830
Share issued to advisors[5]	-	2,050
Asset acquisition shares issued[4]	-	34,170
Issuance costs[6]	-	(531)
At March 31, 2024	122,004	115,700

[1]	In August 2022, Incannex Australia issued 9,000,000 options to Ryba LLC pursuant to the mandate executed between the parties in November 2021. As the transaction between the Company and APIRx was deemed complete in August 2022, the options were issued then.

[2]	Relates to the amortization of shares and options issued as share-based payments during the current and prior periods.

[3]	In December 2022, Incannex Australia raised $8.83 million from a placement of 634,146 ordinary shares to institutional and professional investors in a private placement.

[4]	In August 2022, Incannex Australia completed the acquisition on APIRx Pharmaceuticals via the issuance of 2,181,695 ordinary shares of Incannex Australia to the owners of APIRx in an all–scrip transaction.

[5]	In August 2022, Incannex Australia issued 130,902 ordinary shares to Ryba LLC as lead M&A Advisors on the APIRx acquisition.

[6]	In December 2022, Incannex Australia paid a commission of $530 to Bell Potter, as placement agent, for its services leading the private placement completed that month.

The equity based premium reserve is used to record the value of equity issued to raise capital, and for share-based payments.

Note 10 – General and Administration expenses

	For the three months ended March 31,		For the nine months ended March 31,
	2024 $	2023 $	2024 $	2023 $
	(in thousands)		(in thousands)
Salaries, and other employee benefits	2,873	979	7,706	3,122
Depreciation expense	17	(13)	41	21
Compliance, legal and regulatory	821	517	2,393	1,210
Occupancy expenses	99	79	251	113
Advertising and investor relations	149	388	854	813
Other administration expenses	179	62	532	251
Total general and administration expenses	4,138	2,012	11,777	5,530

Note 11 – Share-based payments

	For the three months ended March 31,		For the nine months ended March 31,
	2024 $	2023 $	2024 $	2023 $
	(in thousands)		(in thousands)
Research and development	-	-	-	-
General and administrative	2,116	531	5,584	2,092
Total share-based compensation expense	2,116	531	5,584	2,092

Restricted stocks

A summary of the changes in the Company’s restricted stock activity for the nine months ended March 31, 2024, are as follows:

	Numbers of Shares	Weighted Average Grant Date Fair Value $
	(in thousands, expect per share data)
Unvested and Outstanding as of June 30, 2023	62,514	149
Granted	2,316,715	1,007
Vested	639,014	961
Forfeited	1,000	29
Unvested and Outstanding as of March 31, 2024	1,739,215	1,006

Note 11 – Share-based payments (continued)

Stock options

A summary of the changes in the Company’s stock options activity for the nine months ended March 31, 2024, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2023	633,508	24.19	1.35	442
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	349,500	14.29	-	720
Outstanding as of March 31, 2024	284,008	36.37	1.79	99
Unvested as of March 31, 2024	47,337	22.23	3.75	125

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s shares of common stock for those share options that had exercise prices lower than the fair value of the Company’s shares of common stock.

As of March 31, 2024, there was $288 of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 0.55 years.

Share Options Valuation

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors as of March 31, 2024 and June 30, 2023 were as follow:

	March 31, 2024	June 30, 2023
Expected option life (years)	-	1.5
Expected volatility	-	90%
Risk-free interest rate	-	3.18%
Expected dividend yield	-	-
Fair value of underlying shares of common stock	-	1.17

Note 12 – Income Tax

The prima facie income tax benefit on pre-tax accounting loss from operations reconciles to the income tax benefit in the financial statements as follows:

	March 31, 2024 $	June 30, 2023 $
	(in thousands)
Accounting loss before tax	(11,998)	(52,766)
Income tax benefit at the applicable tax rate of 30%	(3,599)	(15,830)
Non-deductible expenses	8,064	36,510
Non-assessable income	(8,154)	(171)
Deferred tax assets not recognized	875	581
Income tax benefit
Unrecognized Deferred Tax Asset
Deferred tax asset not recognized in the financial statements:
Unused tax losses	8,202	4,340
Net unrecognized tax benefit at 30%	9,075	4,989

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of March 31, 2024 and 2023, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Note 13 – Loss per share

All share and earnings per share amounts presented below reflect the impact of the re-domiciliation as if it had taken effect on July 1, 2022.

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the three months ended March 31,		For the nine months ended March 31,
	2024 $	2023 $	2024 $	2023 $
Basic loss per share – cents per share	38.00	22.50	75.59	293.24
Basic loss per share	0.38	0.22	0.76	2.93
The loss and weighted average number of common stocks used in the calculation of basic loss per share is as follows:
Total comprehensive loss for the year	6,031	3,571	11,998	44,637
- Weighted average number of common stocks (number)	15,873,113	15,873,113	15,873,113	15,221,900

The Company notes that the diluted loss per share is the same as basic loss per share.

Note 14 – Related Party Transactions

Transactions between related parties are on commercial terms and conditions, no more favorable than those available to other parties unless otherwise stated.

There were no amounts payable to any related parties as of March 31, 2024 and June 30, 2023.

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

We receive tax incentives from the Australian government for R&D activities. Subject to certain exclusions, the Australian Government tax incentives provide benefits for eligible R&D activities.  Entities are entitled to either (i) a 48.5% refundable tax offset for eligible companies with an aggregated turnover of less than A$20 million per annum or (ii) a non-refundable 38.5% tax offset for all other eligible companies. Our aggregated turnover is less than $3 million and not be controlled by one or more income tax exempt entities, we anticipate being entitled to a claim of 48.5% refundable tax offset for costs relating to eligible R&D activities during the year.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2024 and 2023

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31				For the Nine Months Ended March 31
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$3,277	$1,639	$1,638	100%	$8,520	$4,597	$3,923	85%
Acquisition of in-process research and development	$-	$-	$-	-	$-	$35,347	$-	-
General and administrative	4,138	2,012	2,126	106%	11,777	5,530	6,247	113%
Total operating expenses	7,415	3,651	3,764	103%	20,297	45,474	(25,177)	(55)%
Loss from operations	(7,415)	(3,651)	3,764	103%	(20,297)	(45,474)	(25,177)	(55)%
Other income/(expense):	-	-	-	-	-	-	-	-
Benefit from R&D tax credit	1,320	(83)	1,403	(1,690)%	8,150	684	7,466	1,092%
Foreign exchange gains (losses)	(11)	-	(11)	-	(17)	-	(17)	-
Interest income	75	163	(88)	(54)%	166	153	13	8%
Total other income/(expense), net	1,384	80	1,304	1630%	8,299	837	7,462	892%
Currency translation adjustment, net of tax	(820)	(202)	(618)	306%	(403)	(2,029)	1,626	80%
Comprehensive loss	$(6,851)	$(3,773)	$(3,078)	82%	$(12,401)	$(46,666)	$34,265	(73)%

Operating Expenses

Research and development

Research and development expenses increased by $1.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to increases in expenses related to clinical research and product development for our clinical trials.

Research and development expenses increased by $3.9 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase was primarily due to due to the commencement of a Bioequivalence/Bioavailability clinical trial investigating IHL-42X in healthy volunteers, a Phase 2 clinical trial investigating IHL-675A in patients with Rheumatoid arthritis, and a Phase 2/3 clinical trial investigating IHL-42X in patients with obstructive sleep apnea.

Acquisition of in-process research and development

Acquisition of in-process research and development expense was recorded exclusively in the nine months ended March 31, 2023, because such expenses related to the acquisition of APIRx Pharmaceutical USA, LLC, which was recorded as an asset acquisition during such period. The acquisition of APIRx was completed in August 2022. We concluded that the acquisition of APIRx did not meet the definition of business under ASC 805, Business Combinations as APIRx did not have outputs present and a substantive process was not acquired.

General and Administrative

General and administrative expenses increased by $2.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to increases of $1.9 million in salaries, and other employee benefits (from $1.0 million to $2.9 million) as a result of the issuance of restricted stock to our directors in March 2024, $304,000 in compliance, legal and regulatory as a result of increased legal and accounting expenses due to the increase cost of our reporting obligations following our re-domiciliation, $20,000 in occupancy expenses, $30,000 in depreciation expense, and $0.1 million in other administration expenses (from $0.1 million to $0.2 million), partially offset by a decrease of $0.3 million in advertising and investor relations (from $0.4 million to $0.1 million).

General and administrative expenses increased by $6.2 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The increase was due to increases of $4.6 million in salaries, and other employee benefits (from $3.1 million to $7.7 million), $1.2 million in compliance, legal and regulatory as a result of increased legal and accounting costs due to the increase expenses of our reporting obligations following our re-domiciliation (from $1.2 million to $2.4 million), $0.1 million in occupancy expenses, $0.04 million in advertising and investor relations, $0.3 million in other administration expenses, and $0.02 million in depreciation expense.

Other Income (Expense)

Benefit from R&D tax credit

Benefit from R&D tax credit decreased by $1.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to a decrease in the research and development tax credit received from the Australian Taxation Office for our research and clinical trials activities in Australia following finalization of the fiscal 2023 Australian tax return.

Benefit from R&D tax credit decreased by $7.5 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was due to a decrease in the research and development tax credit received from the Australian Taxation Office for our research and clinical trials activities in Australia following finalization of the fiscal 2023 Australian tax return.

Foreign exchange losses and Interest Income

Interest income decreased by $88,000 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to a decrease in income received from cash deposited in our bank accounts, and foreign exchange losses increased by $11,000 due to unfavorable currency exchange rates during the same period.

Foreign exchange losses increased by $17,000 for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, due to unfavorable currency exchange rates, partially offset by an increase in interest income received from cash deposited in our bank accounts by $13,000 during the same period.

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax increased $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to currency translation of the financial statements from the Australian dollar to the U.S. dollar. We maintain our consolidated financial statements in the Australian dollar, which is our functional currency. However, our financial statements are translated into US dollars for reporting purposes. See our note 2 “Foreign Currency Translation” to our financial statements included in this Quarterly Report for further information.

Currency translation adjustment, net of tax decreased $1.8 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was due to currency translation of the financial statements from the Australian dollar to the U.S. dollar. We maintain our consolidated financial statements in Australian dollar, which is our functional currency. However, our financial statements are translated into U.S. dollars for reporting purposes. See our note 2 “Foreign Currency Translation” to our financial statements included in this Quarterly Report for further information.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, our operations have mainly been financed through the issuance of equity securities. Additional funding has come through interest earned from cash on term deposit.

As of March 31, 2024, we had cash of $9.3 million. We anticipate that our current cash will be sufficient for the current fiscal year and to fund our operations at least until December 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the scope, results and timing of preclinical studies and clinical trials;

●	the costs and timing of regulatory approvals; and

●	the costs of establishing sales, marketing and distribution capabilities.

Cash Flows

	For the Nine Months Ended March 31, 2024	For the Nine Months Ended March 31, 2023
Net cash used in operating activities	$(12,203)	$(8,167)
Net cash used in investing activities	(274)	(145)
Net cash provided by financing activities	-	8,207
Net decrease in cash	$(12,477)	$(105)

Cash flows from operating activities

Cash used in operating activities increased by $4.0 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The increase was due to an increase in prepaid expenses and other current assets (from $264,000 to $5.5 million), partially offset by positive cash flow regarding trade and other payables by $0.8 million.

Cash flows from investing activities

Cash used in financing activities increased by $129,000 for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase was due to an increase in cash used to purchase equipment to conduct our clinical trials.

Cash flows from financing activities

Cash provided by financing activities decreased to nil for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was due to a decrease in the proceeds from issuances of shares of common stock.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements as of March 31, 2024, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited interim consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

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

Fully Diluted Share Capital

The number of issued and outstanding shares of common stock on a fully converted basis as at March 31, 2024 was as follows:

Number of Shares of Common Stock Equivalents
Shares of Common Stock	15,873,113
Restricted Stock	1,739,215
Warrants	1,978,346
Total - March 31, 2024	19,590,674

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are permitted to omit information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Deed of Amendment and Restatement to Scheme Implementation Deed, dated September 13, 2023, between Incannex Healthcare Limited and Incannex Healthcare Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
3.2	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
10.1#	Employment Agreement between Incannex Healthcare Limited and Joel Latham, dated July 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.2✓	Clinical Trial Research Agreement between Alfred Health and Incannex Healthcare Limited, dated June 22, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.3✓	Clinical Trial Research Agreement between Alfred Health and Incannex Healthcare Limited, dated September 24, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.4✓	Clinical Trial Research Agreement between University of Western Australia and Incannex Healthcare Limited, dated April 6, 2021 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.5✓	Master Consultancy Agreement between Clinical Network Services (CNS) Pty Ltd (now Novotech Australia) Pty Limited) and Incannex Healthcare Limited, dated June 29, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.6✓	Research Services Agreement between Monash University and Incannex Healthcare Limited, dated November 27, 2020 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.7✓	Research Services Agreement between Monash University and Incannex Healthcare Limited, dated March 10, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.8✓	Master Service Agreement between Avance Clinical Pty Limited and Incannex Healthcare Limited, dated July 12, 2021 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.9✓	Appendix No. 2 to the Master Consultancy Agreement between Novotech Australia Pty Limited and Incannex Healthcare Limited, dated February 2, 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form 20-F filed with the SEC on January 25, 2022)
10.10	Share Sale and Purchase Agreement between Incannex Healthcare Limited and the sellers of APIRx Pharmaceutical USA, LLC, dated May 12, 2022. (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 20-F filed with the SEC on October 28, 2022)
10.11#	Service Agreement between Incannex Healthcare Limited and Lekhram Changoer, dated August 5, 2022 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F filed with the SEC on October 31, 2023)
10.12#	Incannex Healthcare Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)
10.13#	Employment Agreement between Incannex Healthcare Limited and Joseph Swan, dated November 8, 2021 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Indicates management contract or compensatory plan.

✓	Certain confidential information in this exhibit was omitted by means of marking such information with brackets (“[***]”) because the identified confidential information is not material and is the type that the registrant treats as private or confidential.

+	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: May 15, 2024	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: May 15, 2024	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary