Form 10-Q
period 2024-09-30
Incannex Healthcare Inc.
filed 2024-11-14
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November12 2024, the registrant had 17,642,832 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

ii

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Item IA in our Annual Report on Form 10-K, as filed with the SEC on September 30, 2024 (the “2024 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$3,627	$5,858
Prepaid expenses and other assets	489	507
Research and Development (“R&D”) tax incentive receivable	11,093	9,837
Total current assets	15,209	16,202
Property, plant and equipment, net	428	472
Operating lease right-of-use assets	411	373
Total assets	$16,048	$17,047
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,555	$612
Accrued expenses and other current liabilities	7,487	4,845
Operating lease liabilities, current	190	163
Total current liabilities	9,232	5,620
Operating lease liabilities, non-current	221	210
Total liabilities	9,453	5,830
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.0001 par value per share – 100,000,000 shares authorized; 17,642,832 and 17,642,832 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	2	2
Preferred Stock, $0.0001 par value per share, 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and June 30, 2024, respectively	—	—
Additional paid-in capital	125,677	125,218
Accumulated deficit	(116,091)	(110,671)
Foreign currency translation reserve	(2,993)	(3,332)
Total stockholders’ equity	6,595	11,217
Total liabilities and stockholders’ equity	$16,048	$17,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended September 30,
	2024	2023
Revenue from customers	74	-
Operating expenses:
Research and development	$(2,896)	$(2,608)
General and administrative	(3,432)	(2,284)
Total operating expenses	$(6,328)	$(4,892)
Loss from operations	(6,254)	(4,892)
Other income, net:
R&D tax incentive	811	4,097
Foreign exchange gains/(losses)	(5)	(2)
Interest income	28	71
Total other income, net	$834	$4,166
Loss before income tax expense	(5,420)	(726)
Income tax expense	-	-
Net loss	$(5,420)	$(726)
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	339	(510)
Total comprehensive loss	$(5,081)	$(1,236)
Net loss per share: Basic and diluted	$(0.29)	$(0.08)
Weighted average number of shares outstanding, basic and diluted	17,642,832	15,873,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2024	17,642,832	2	125,218	(110,671)	(3,332)	11,217
Stock-based compensation			459			459
Net loss				(5,420)		(5,420)
Currency translation adjustment, net of tax					339	339
Balance at 30 September, 2024	17,642,832	2	125,677	(116,091)	(2,993)	6,595

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2023	15,873,113	2	116,290	(92,212)	(3,255)	20,825
Stock-based compensation			201			201
Net loss				(726)		(726)
Currency translation adjustment, net of tax					(510)	(510)
Balance at 30 September 2023	15,873,113	2	116,491	(92,938)	(3,765)	19,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,420)	$(726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	12
Share-based compensation expense	459	201
Repayment of lease liabilities	52	(25)
Unrealized loss on foreign currency remeasurement	5	2
Change in operating assets and liabilities:
Prepaid expenses and other current assets	177	(601)
R&D tax incentive	(839)	(3,975)
Trade and other payables	1,067	(250)
Accrued expenses and other current liabilities	2,242	(387)
Net cash used in operating activities	(2,193)	(5,749)
Cash flows from investing activities:
Purchase of property, plant and equipment	-	(221)
Net cash used in investing activities	-	(221)
Cash flows from financing activities:
Repayment of lease liabilities	(52)	-
Net cash provided by financing activities	(52)	-
Effect of exchange rate changes on cash and cash equivalents	14	128
Net decrease in cash and cash equivalents	(2,231)	(5,842)
Cash and cash equivalents at beginning of period	5,858	22,120
Cash and cash equivalents at end of period	$3,627	$16,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Notes To Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

Note 1 – Re-domiciliation and Business

Incannex Healthcare Inc. (the “Company”) is a corporation formed under the laws of Delaware in July 2023. In November 2023, Incannex Healthcare Inc. acquired all the outstanding ordinary shares of Incannex Healthcare Limited, an Australian corporation (“Incannex Australia”), pursuant to a scheme of arrangement under Australian law (the “Re-domiciliation”). As a result of the Re-domiciliation, Incannex Australia became a wholly-owned subsidiary of Incannex Healthcare Inc., which is the new ultimate parent company.

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

The issued and outstanding shares of the Company’s common stock as shown in this report have been adjusted in the consolidated financial statements to reflect the 100:1 exchange ratio as if it had occurred on July 1, 2022.

Incannex Healthcare Inc. and its subsidiaries are referred to as “the Company” unless the text otherwise requires.

The Company’s fiscal year end is June 30. References to a particular “fiscal year” are to the Company’s fiscal year ended June 30 of that calendar year.

The unaudited condensed consolidated financial statements of the Company are presented in United States dollars and consist of Incannex Healthcare Inc. and the following wholly-owned subsidiaries:

Subsidiary	Jurisdiction
Incannex Healthcare Limited	Victoria, Australia
Incannex Pty Ltd	Victoria, Australia
Psychennex Pty Ltd	Victoria, Australia
APIRx Pharmaceutical USA, LLC	Delaware, United States of America
APIRx Pharmaceuticals Holding BV	IJsselstein, Netherlands
Clarion Clinics Group Pty Ltd	Victoria, Australia
Clarion Model Clinic Pty Ltd	Victoria, Australia
Psychennex Licensing and Franchising Pty Ltd	Victoria, Australia

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and pursuant to the rules and regulations of the SEC. Prior to the Re-domiciliation, Incannex Australia reported its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). Following the Re-domiciliation, the Company transitioned to US GAAP and applied US GAAP retrospectively for all prior periods presented.

Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative US GAAP recognized by the FASB to be applied to non-governmental entities.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three months ended September 30, 2024, and 2023, and cash flows for the three months ended September 30, 2024, and 2023. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

Going Concern Basis

The Company believes there is substantial doubt about its ability to obtain additional capital when and as needed to continue as a going concern as previously disclosed in the 2024 Annual Report. The Company has not yet established an ongoing source of revenue sufficient to cover its operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to any debentures to provide sufficient certainty that the Company will continue as a going concern. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common stock, a debt financing facility, as well as funding from governmental bodies. The Company plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. Pursuant to the requirements of ASC 205-40, Presentation of Financial Statements - Going Concern, and as a result of the financial condition and other factors described herein, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

Based on the Company’s unrestricted cash and cash equivalents as of September 30, 2024, the Company anticipates that it will be able to fund its planned operating expenses and capital expenditure requirements into March 2025. The Company believes that its current cash and cash equivalents and anticipated cash flows from the financing activities contemplated by the September 2024 Purchase Agreement (as defined below) and the ELOC Purchase Agreement (as defined below) will be sufficient to meet the Company’s anticipated working capital requirements and capital expenditures in the ordinary course of business until March 2026. However, there can be no assurance that the Company will continue to comply with the terms of these agreements or that these issuances will occur. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects.

The Company’s independent auditor also included in its audit report, which is part of the 2024 Annual Report, a going concern opinion raising substantial doubt about the Company’s ability to continue as a going concern. This substantial doubt as to the Company’s ability to continue as a going concern may adversely impact its ability to obtain any additional financing the Company may need to continue its business operations and may materially and adversely affect its ability to enter into contractual relations with third parties. Uncertainty about the Company’s ability to continue as a going concern could materially and adversely affect its liquidity, financial condition and business prospects.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Details of all controlled entities are set out in Note 1. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes.

The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements include the valuation of equity-based instruments issued for other than cash accrued research and development expense, and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in Note 2 to the consolidated financial statements described in the Company’s 2024 Annual Report that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes.

Note 3 – Prepaid expenses and other current assets

	September 30, 2024 $	June 30, 2024 $
	(in thousands)
Prepayments[1]	300	329
GST recoverable	189	178
Total prepaid expenses and other current assets	489	507

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-675A clinical trials and scientific, marketing, and adverting subscription services.

Note 4 – R&D tax incentive receivable

	September 30, 2024 $	June 30, 2024 $
	(in thousands)
R&D tax incentive receivable	11,093	9,837

Due to multiple years of tax incentives being granted and successful lodgment of overseas findings on the Company’s lead assets, the Company changed its estimates for the R&D tax incentive receivable, primarily based on historical experience of claims.

 Note 5 – Property, Plant and Equipment, net

	September 30, 2024 $	June 30, 2024 $
	(in thousands)
Furniture, fittings and equipment	625	597
Assets under construction	-	-
Total property, plant and equipment, gross	625	597
Accumulated depreciation and amortization	(197)	(125)
Total property, plant and equipment, net	$428	$472

Depreciation expense is recorded within general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $66,184 and $12,046 for the three months ended September 30, 2024 and 2023, respectively.

Note 6 – Trade and other payables, accrued expenses and other current liabilities

	September 30, 2024 $	June 30, 2024 $
	(in thousands)
Current liabilities
Trade payables	1,496	527
Contract liabilities	59	85
Total trade and other payables	1,555	612

Accrued expenses	7,100	4,512
Employee leave entitlements	387	333
Total accrued expenses and other current liabilities	7,487	4,845
Total Trade and other payables, accrued expenses and other current liabilities	9,042	5,457

Trade and other payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying amounts are a reasonable approximation of fair value.

 Note 7 – Leases

During fiscal year 2023, the Company entered into three new lease agreements for its corporate head office in Sydney, Melbourne office and Clarion Clinic site. The leases have four, five and three-year terms respectively. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	September 30, 2024	June 30, 2024
Lease term (years)	2.07	2.32

Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases:

	September 30, 2024 $	June 30, 2024 $
	(in thousands)
Operating lease cost	54	172

Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended September 30, 2024 and fiscal year June 30, 2024 was $54,000 and $172,000, respectively, and was included within net cash used in operating activities in the cash flows.

The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2024, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2025	163
June 30, 2026	211
June 30, 2027	51
June 30, 2028	34

Total minimum lease payments	458

Less amount representing interest	47

Total operating lease liabilities	411

As of September 30, 2024, the Company’s operating lease has a weighted-average remaining lease term of 2.07 years and a discount rate of 9.18%.

Note 8 – Commitments and contingencies

The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s operating results, financial position or cash flows.

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

On November 28, 2023, the Company effected the Re-domiciliation. All references in these unaudited condensed consolidated financial statements to the Company’s outstanding common stock, including per share information, have been retrospectively adjusted to reflect this Re-domiciliation.

 Note 10 – Stock-based payments

	For the three months ended September 30,
	2024 $	2023 $
	(in thousands)
Research and development	-	-
General and administrative	459	201
Total stock-based compensation expense	459	201

Restricted stock units

A summary of the changes in the Company’s restricted stock activity for the period ended September 30, 2024, are as follows:

	Numbers of Shares	Weighted Average Grant Date Fair Value $
	(in thousands, expect per share data)
Unvested and Outstanding as of June 30, 2024	651,939	3.91
Granted	27,795	1.84
Vested	(9,265)	(1.84)
Forfeited	-	-
Unvested and Outstanding as of September 30, 2024	670,469	3.86

Note 10 – Stock-based payments (continued)

Stock options

A summary of the changes in the Company’s stock options activity for the period ended September 30, 2024, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2024	235,008	26.76	1.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding as of September 30, 2024	235,008	28.00	1.93	-
Unvested as of September 30, 2024	14,001	24.26	4.01	-

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s shares of common stock for those share options that had exercise prices lower than the fair value of the Company’s shares of common stock.

As of September 30, 2024, there was $85,091 of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 0.75 years.

Note 11 – Income Tax

For the three months ended September 30, 2024, and September 30, 2023, respectively, the Company did not recognize a provision or benefit for income taxes as it incurred net losses. In addition, the net deferred tax assets generated from net operating losses were fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

Note 12 – Loss per share

All share and earnings per share amounts presented below reflect the impact of the Re-domiciliation as if it had taken effect on July 1, 2022.

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the three months ended September 30,
	2024 $	2023 $
Basic and diluted loss per share – (dollars per share)	(0.29)	(0.08)
The loss and weighted average number of common stock used in the calculation of basic loss per share is as follows:
Total comprehensive loss for the year (in thousands)	(5,081)	(1,236)
- Weighted average number of common stock (number)	17,642,832	15,873,113

The Company notes that the diluted loss per share is the same as basic loss per share.

 Note 13 – Related Party Transactions

Transactions between related parties are on commercial terms and conditions, no more favorable than those available to other parties unless otherwise stated.

There were no amounts payable to any related parties as of September 30, 2024 and June 30, 2024.

Note 14 – Subsequent Events

Facility Agreement

On October 9, 2024, the Company entered into a Facility Agreement (the “Facility Agreement”) with FC Credit Pty Ltd (“FC Credit”), pursuant to which FC Credit will provide a term loan facility for up to $4.7 million (the “Loan Facility”). On October 10, 2024, the Company received approximately $4.6 million as the initial drawdown amount, after deducting certain fees payable by the Company under the Facility Agreement. The Loan Facility has a term of 12 months from the date of the initial drawdown (the “Final Repayment Date”). Interest under the Loan Facility will accrue at the rate of 14.5% per annum and is payable on the last date of each calendar month and on the Final Repayment Date.

This facility provides the Company with immediate access to funds based on research and development expenses incurred during the 2023 and 2024 financial years, aligning with the end of the Australian financial year. The Research and Development Tax Incentive (“RDTI”) program is a key program under the Australian government's innovation framework, designed to encourage companies to undertake research and development activities that benefit Australia. It offers a tax rebate, currently at 48.5%, for eligible research and development expenses, allowing companies to recoup almost half of their research and development spending.

Equity Line of Credit Agreement

On September 6, 2024, the Company entered into an equity line of credit Purchase Agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd (“Arena Global”). Under the ELOC Purchase Agreement, Arena Global has committed to purchase up to $50 million of common stock (the “ELOC Shares”), at the Company’s direction from time to time, subject to the satisfaction of the conditions in the ELOC Purchase Agreement. In connection with the ELOC Purchase Agreement the Company agreed, among other things to issue to Arena Global, as a commitment fee (the “Commitment Shares”), that number of shares of common stock equal to 250,000 divided by the simple average of the daily volume weighted average price of common stock during the five trading days immediately preceding the effectiveness of a “shelf” registration statement on Form S-3 on which the estimated number of shares of the Company’s common stock are registered.

As additional consideration for Arena Global’s execution and delivery of the ELOC Purchase Agreement, the Company issued on October 31, 2024, a five-year warrant exercisable for 585,000 shares of common stock (the “ELOC Warrant Shares”) with an exercise price equal to $1.66 per share.

Note 14 – Subsequent Events (continued)

Pursuant to the ELOC Purchase Agreement, the Company agreed to (i) register the resale of the ELOC Shares, Commitment Shares and ELOC Warrant Shares within 30 calendar days following the ELOC Purchase Agreement and (ii) file one or more additional registration statements for the resale by Arena Global of other Registrable Securities (as defined in the ELOC Purchase Agreement) if necessary. On November 6, 2024, the Company filed a registration statement on Form S-3 (333-283025) (the “Resale Registration Statement”) of up to 61,389,758 shares of common stock, including up to 50,000,000 shares of common stock for issuances to be made under the ELOC Purchase Agreement, up to 250,000 Commitment Shares, and up to 585,000 ELOC Warrant Shares.

First Tranche Debenture

On October 17, 2024, the Company completed the closing of the first tranche for the issuance of a 10% original issue discount secured convertible debenture (the “First Tranche Debenture”) in the principal amount of $3,333,333 at an aggregate purchase price of $3 million, with 10% original issue discount and payment-in-kind interest rate at 5%, to Arena Special Opportunities (Offshore) Master II LP (“Arena Opportunities”) pursuant to the Securities Purchase Agreement, dated September 6, 2024 (the “September 2024 Purchase Agreement”), by and between the Company and Arena Investors, LP (“Arena Investors”). The First Tranche Debenture matures on April 14, 2026. In addition, the Company issued a warrant to Arena Investors exercisable for up to 453,749 shares of common stock (the “First Tranche Warrant”). The exercise price of the First Tranche Warrant is $1.89 per share.

The net proceeds received from the issuance of the First Tranche Debenture, after deduction of expenses reimbursable to the Arena Investors, amounted to $2,877,588.

Pursuant to the September 2024 Purchase Agreement, the Company and Arena Opportunities entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC a registration statement on Form S-3 after the closing of each tranche of the debenture to register for resale the shares of common stock issued upon conversion of the applicable debenture and the shares issuable upon exercise of any warrants issued in the applicable closing, within 20 calendar days after the closing date of the first tranche (the “Filing Deadline”) and to have such registration statement declared effective within 60 days after the Filing Deadline (or in the event of full review by the SEC, within 90 calendar days after the Filing Deadline). On November 6, 2024, the Company filed with the SEC the Resale Registration Statement, registering for resale up to 61,389,758 shares of common stock, including up to 10,101,009 shares of common stock issuable upon conversion of the First Tranche Debenture and up to 453,749 shares of common stock issuable upon the exercise of the First Tranche Warrant.

In addition, pursuant to the September 2024 Purchase Agreement, the Company; Incannex Healthcare Pty Ltd, Incannex Pty Ltd and Psychennex Pty Ltd (the “Subsidiaries”); and Arena Opportunities entered into a security agreement effective as of October 14, 2024 (the “Security Agreement”), pursuant to which the Company (i) pledged the equity interests in the Subsidiaries and (ii) granted to Arena Opportunities a security interest in, among other items, all of the Company’s owned assets, whether currently owned or later acquired, and all proceeds therefrom (the “Assets”), as set forth in the Security Agreement. In addition, the Company’s subsidiary, Incannex Healthcare Pty Ltd (IHPL) entered into a patent security agreement (the “Patent Security Agreement”) and a trademark security agreement (the “Trademark Security Agreement”), each effective as of October 14, 2024, pursuant to which IHPL granted to the investors a security interest in its patents, patent applications, and all proceeds therefrom and a security interest in its trademarks, trademark applications, and all proceeds therefrom, respectively. In addition, pursuant to the Security Agreement, the Subsidiaries granted to Arena Opportunities a security interest in its Assets and, pursuant to a Subsidiary Guarantee effective as of October 14, 2024 (the “Subsidiary Guarantee”), jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the September 2024 Debentures and other obligations under the other transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This Quarterly Report contains forward-looking statements. This discussion and analysis contain forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in our Annual Report on Form 10-K, as filed with the SEC on September 30, 2024 (the “2024 Annual Report”) and this Quarterly Report. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our accounting policies under U.S. GAAP are referred to in Note 1 of the unaudited condensed consolidated financial statements in this Quarterly Report. All amounts are in United States dollars, unless otherwise indicated.

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

Recent Developments

Equity-Line of Credit Purchase Agreement

On September 6, 2024, we entered into an equity line of credit Purchase Agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd (“Arena Global”). Under the ELOC Purchase Agreement Arena Global has committed to purchase up to $50 million of our common stock par value $0.0001 per share, at our direction from time to time, subject to the satisfaction of the conditions in the ELOC Purchase Agreement. The purchase price per share of our common stock is obtained by multiplying by 96% the daily volume weighted average price (“VWAP”) on The Nasdaq Global Market (“Nasdaq”) for the trading day specified in the sale notice (same trading day or one trading day following such notice) delivered to Arena Global. The ELOC Purchase Agreement will terminate automatically upon the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the ELOC Purchase Agreement; or (ii) the date on which Arena Global shall have purchased shares of our common stock under the ELOC Purchase Agreement for an aggregate gross purchase price equal to the Commitment Amount (as defined in the ELOC Purchase Agreement). In connection with the ELOC Purchase Agreement we agreed, among other things to issue to Arena Global, as a commitment fee, that number of shares of our common stock equal to 250,000 divided by the simple average of the daily VWAP of our common stock during the five trading days immediately preceding the effectiveness of a “shelf” registration statement on Form S-3 on which the estimated number of shares of our common stock are registered. As additional consideration for Arena Global’s execution and delivery of the ELOC Purchase Agreement, we issued on October 31, 2024, a five-year warrant (the “ELOC Warrant”) exercisable for 585,000 shares of our common stock with an exercise price equal to $1.66 per share. However, we may not sell common stock to Arena Global under the ELOC Purchase Agreement if (i) a shelf Registration Statement on Form S-3 that registers the common stock issuable under the ELOC Purchase Agreement has not been declared effective by the SEC; (ii) the number of shares of our common stock issuable to Arena Global pursuant to a sale notice causes the aggregate number of shares of our common stock beneficially owned by Arena Global and its affiliates would exceed 9.99% of the number of shares of our common stock then outstanding; (iii) the Shareholder Approval (as defined in the ELOC Purchase Agreement) to issue Common Stock in excess of the Exchange Cap (a cap limiting the issuance of shares pursuant to the ELOC Purchase Agreement and ELOC Warrant to 19.99% of the Company’s issued and outstanding shares on the date of the ELOC Purchase Agreement (3,526,802 shares of Common Stock) to the extent such prior stockholder approval would be required for compliance with the rules and regulations of Nasdaq); or (iv) such sale of shares of our common stock would exceed, during any 12-month period, one-third of the Company’s public float under the SEC’s “baby shelf” rule for SEC-registered transactions by an issuer with a public float under $75 million when using a “shelf” registration statement on Form S-3. On November 6, 2024, we filed a registration statement on Form S-3 (333-283025) registering for resale up to 61,389,758 shares of our common stock (the “Resale Registration Statement”), including the issuances to be made under the ELOC Purchase Agreement.

Convertible Debenture Financing

On September 6, 2024, we entered into that certain Securities Purchase Agreement (the “September 2024 Purchase Agreement”) with Arena Investors, LP (“Arena Investors”) pursuant to which we will issue secured convertible debentures in an aggregate principal amount of up to $10 million at an aggregate purchase price of up to $9 million, divided into three separate tranches that are each subject to closing conditions, with a 10% original issue discount (the “September 2024 Debentures”). The conversion price of each September 2024 Debenture would be equal to 115% of the closing price of our common stock on the trading day preceding the date of the issuance of the respective September 2024 Debenture, subject to adjustments related to the trading price of our common stock on Nasdaq.

Pursuant to the September 2024 Purchase Agreement, we and certain of our subsidiaries (the “Subsidiaries”) and Arena Special Opportunities (Offshore) Master II LP (“Arena Opportunities”) entered into a security agreement effective as of October 14, 2024 (the “Security Agreement”), pursuant to which we (i) pledged the equity interests in the Subsidiaries and (ii) granted to Arena Opportunities a security interest in, among other items, all of our owned assets, whether currently owned or later acquired, and all proceeds therefrom (the “Assets”), as set forth in the Security Agreement. In addition, our Subsidiary, Incannex Healthcare Pty Ltd (IHPL) entered into a patent security agreement (the “Patent Security Agreement”) and a trademark security agreement (the “Trademark Security Agreement”), each effective as of October 14, 2024, pursuant to which IHPL granted to the investors a security interest in its patents, patent applications, and all proceeds therefrom and a security interest in its trademarks, trademark applications, and all proceeds therefrom, respectively. In addition, pursuant to the Security Agreement, the Subsidiaries granted to Arena Opportunities a security interest in its Assets and, pursuant to a Subsidiary Guarantee effective as of October 14, 2024 (the “Subsidiary Guarantee”), jointly and severally agreed to guarantee and act as surety for our obligation to repay the Debentures and other obligations under the other transaction documents.

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

As described in Note 16 of the Financial Statements included in this Quarterly Report, on October 17, 2024, we completed the closing of the first tranche for the issuance of a 10% original issue discount secured convertible debenture (the “First Tranche Debenture”) in the principal amount of $3,333,333 at an aggregate purchase price of $3 million, with 10% original issue discount and payment-in-kind interest rate at 5%, to Arena Opportunities pursuant to the September 2024 Purchase Agreement. The First Tranche Debenture matures on April 14, 2026. In addition, we issued a warrant to Arena Investors exercisable for up to 453,749 shares of common stock (the “First Tranche Warrant”). The exercise price of the First Tranche Warrant is $1.89 per share.

The net proceeds received from the issuance of the First Tranche Debenture, after deduction of expenses reimbursable to the Arena Investors, was $2,877,588.

Pursuant to the September 2024 Purchase Agreement, we and Arena Opportunities entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file with the SEC a registration statement on Form S-3 after the closing of each tranche of the debenture to register for resale the shares of common stock issued upon conversion of the applicable debenture and the shares issuable upon exercise of any warrants issued in the applicable closing, within 20 calendar days after the closing date of the first tranche (the “Filing Deadline”) and to have such registration statement declared effective within 60 days after the Filing Deadline (or in the event of full review by the SEC, within 90 calendar days after the Filing Deadline). On November 6, 2024, we filed with the SEC the Resale Registration Statement, registering for resale up to 61,389,758 shares of common stock, including up to 10,101,009 shares of common stock issuable upon conversion of the First Tranche Debenture and up to 453,749 shares of common stock issuable upon the exercise of the First Tranche Warrant.

Facility Agreement

On October 9, 2024, we entered into a Facility Agreement (the “Facility Agreement”) with FC Credit Pty Ltd (“FC Credit”), pursuant to which FC Credit will provide a term loan facility for up to $4.7 million (the “Loan Facility”). On October 10, 2024, we received approximately $4.6 million as the initial drawdown amount, after deducting certain fees payable by us under the Facility Agreement. The Loan Facility has a term of 12 months from the date of the initial drawdown (the “Final Repayment Date”). Interest under the Loan Facility will accrue at the rate of 14.5% per annum and is payable on the last date of each calendar month and on the Final Repayment Date.

This facility provides us with immediate access to funds based on research and development expenses incurred during the 2023 and 2024 financial years, aligning with the end of the Australian financial year. The Research and Development Tax Incentive (“RDTI”) program is a key program under the Australian government's innovation framework, designed to encourage companies to undertake research and development activities that benefit Australia. It offers a tax rebate, currently at 48.5%, for eligible research and development expenses, allowing companies to recoup almost half of their research and development spending.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30		$	%
	2024	2023	Change	Change
Revenue from customers	74	-	74	-
Operating expenses:
Research and development	$(2,896)	$(2,608)	$288	11%
General and administrative	(3,432)	(2,284)	1,148	50%
Total operating expenses	(6,328)	(4,892)	1,436	29%
Loss from operations	(6,254)	(4,892)	1,362	28%
Other income/(expense):
Benefit from R&D tax credit	811	4,097	(3,286)	-80%
Foreign exchange gains (losses)	(5)	(2)	3	150%
Interest income	28	71	(43)	-61%
Total other income/(expense), net	834	4,166	(3,332)	-80%
Currency translation adjustment, net of tax	339	(510)	849	166%
Comprehensive loss	$(5,081)	$(1,236)	$3,845	311%

Revenue from Customers

We have generated revenue from clinic patients on rehabilitation services which reflects the consideration to which the Company expects to be entitled in exchange for those services for the three months ended September 30, 2024. We have not generated any revenue from the sale of products. We do not expect to generate material revenues unless and until our drug candidates are approved.

Operating Expenses

Research and development

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities.

Our R&D expenses include:

●	external costs incurred under agreements with CROs, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies; and

●	internal costs, including R&D personnel-related expenses such as salaries, and benefits, as well as allocated facilities costs and dues and subscriptions.

We expense research and development costs as incurred.

Research and development expenses increased by $0.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to the commencement of a BA/BE clinical trial investigating IHL-42X in healthy volunteers, a Phase 2 clinical trial investigating IHL-675A in patients with rheumatoid arthritis, and a Phase 2/3 clinical trial investigating IHL-42X in patients with obstructive sleep apnea.

Although research and development activities are central to our business model, the successful development of our drug candidates is highly uncertain. There are numerous factors associated with the successful development of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future to the extent our development activities are successful. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our drug candidates. Our research and development expenses have varied, and our future research and development expenses may vary, significantly based on a wide variety of factors such as:

●	the number and scope, rate of progress, expense and results of our clinical trials and preclinical studies, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;

●	per patient trial costs;

●	the number of trials required for approval;

●	the number of sites included in the trials;

●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the trials;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	the potential additional safety monitoring requested by regulatory agencies;

●	the duration of patient participation in the trials and follow-up;

●	the cost and timing of manufacturing of our drug candidates;

●	the costs, if any, of obtaining third-party drugs for use in our combination trials;

●	the extent of changes in government regulation and regulatory guidance;

●	the efficacy and safety profile of our drug candidates;

●	the timing, receipt, and terms of any approvals from applicable regulatory authorities; and

●	the extent to which we establish additional collaboration, license, or other arrangements.

A change in the outcome of any of these variables with respect to the development of our drug candidates could significantly change the costs and timing associated with the development of that drug candidate. We may never succeed in obtaining regulatory approval for any drug candidate.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses finance and accounting, human resources and other administrative functions, including salaries, stock-based compensation and benefits for employees, legal fees, expenses relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as facilities-related costs not otherwise included in research and development expenses and other costs such as insurance costs and travel expenses.

General and administrative expenses increased by $1.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due to increase of $0.6 million in salaries, and other employee benefits (from $0.9 million to $1.5 million) as a result of the issuance of restricted stock to our directors, $0.3 million in compliance, legal and regulatory services as a result of increased legal costs to implement our re-domiciliation (from $0.8 million to $1.1 million), $52,000 in depreciation expenses and $60,000 in advertising and investor relations expense.

We anticipate our general and administrative expenses will increase substantially in the future as we expand our operations, including increasing our headcount to support our continued research and development activities and preparing for potential commercialization of our drug candidates. We also anticipate we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a U.S. public company.

Other Income (Expense)

Benefit from R&D tax credit

We receive tax incentives from the Australian government for research and development activities. Subject to certain exclusions, the Australian Government tax incentives provide benefits for eligible research and development activities.  Entities are entitled to either (i) a 48.5% refundable tax offset for eligible companies with an aggregated turnover of less than A$20 million per annum or (ii) a non-refundable 38.5% tax offset for all other eligible companies. Our aggregated turnover is less than A$20 million and not be controlled by one or more income tax exempt entities, we anticipate being entitled to a claim of 48.5% refundable tax offset for costs relating to eligible research and development activities during the year.

Benefit from R&D tax credit decreased by $3.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decreasewas due to a decrease in the R&D tax credit received from the Australian Taxation Office for our research and clinical trials activities in Australia following finalization of the fiscal year 2023 Australian tax return.

Foreign exchange losses and Interest Income

Foreign exchange losses increased by $3,000 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to unfavorable currency exchange rates, and interest income decreased by $43,000 due to a decrease in interest received from cash deposited in our bank accounts as a result of a decrease in the cash deposited.

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax increased by $0.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to the appreciation of the Australian dollar against the U.S. dollar. We maintain our consolidated financial statements in Australian dollar, which is our functional currency. However, our financial statements are translated into US dollars for reporting purposes.

Liquidity and Capital Resources

Sources of Liquidity

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

We incurred total comprehensive losses of $5.1 million and $1.2 million for the three months ended September 30, 2024 and three months ended September 30, 2023, respectively. We incurred net losses of $5.4 million and $0.7 million for the three months ended September 30, 2024 and three months ended September 30, 2023, respectively. As of September 30, 2024, we had accumulated deficit of $116.1 million.

As of September 30, 2024, we had cash and cash equivalents of $3.6 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of the financial statements included in this Quarterly Report.

For the three months ended September 30, 2024, we experienced net cash used in operating activities of $2.5 million, a decrease of $3.2 million compared to the three months ended September 30, 2023. As of September 30, 2024, we had cash and cash equivalents of $3.6 million, a decrease of $2.2 million compared to our cash and cash equivalents as of June 30, 2024 of $5.9 million. As of September 30, 2024, our current assets exceed our current liabilities by $6.0 million, a $4.6 million decrease compared to the difference between our current assets and current liabilities as of June 30, 2024 of $11.4 million.

Going Concern

Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Going Concern Basis

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash Flows

Comparison of cash flows for the for the three months ended September 30, 2024 and three months ended September 30, 2023

The following table summarizes our cash flows for the periods presented (in thousands):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Net cash used in operating activities	$(2,192)	$(5,724)
Net cash used in investing activities	-	(221)
Net cash provided by financing activities	(52)	-
Net (decrease)/increase in cash	$(2,231)	$(5,970)

Net cash flows from operating activities

Cash used in operating activities decreased by $3.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was due to a decrease in in R&D tax incentive received (from $4.1 to $0.7 million).

Net cash flows from investing activities

Cash used in investing activities decreased by $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was due to no spending on property, plant and equipment.

Cash flows from financing activities

Cash used in financing activities decreased by $0.05 million for the three months ended September 30, 2024 and the three months ended September 30, 2023.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2024, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements described in the Company’s Annual Report on Form 10-K, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Stock Based Compensation

We account for stock-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including share options. The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use either the trinomial pricing or Black-Scholes option-pricing model to estimate the fair value of options granted. Stock-based compensation awards are expensed using the graded vesting method over the requisite service period, which is generally the vesting period, for each separately vesting tranche. We have elected a policy of estimating forfeitures at grant date. Option valuation models, including the trinomial pricing and Black-Scholes option-pricing model, require the input of several assumptions. These inputs are subjective and generally require significant analysis and judgment to develop.

Research and development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits and other personnel related costs including equity-based compensation expense, laboratory supplies, preclinical studies, clinical trials and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf and allocated facility and other related costs.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting which existed as of September 30, 2024, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures as previously reported in our 2024 Annual Report.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of September 30, 2024, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

Exhibit No.	Description
2.1	Deed of Amendment and Restatement to Scheme Implementation Deed, dated September 13, 2023, between Incannex Healthcare Limited and Incannex Healthcare Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.2	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
4.2	Debenture, dated October 14, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
4.3	First Tranche Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
4.4	ELOC Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
10.1^	Purchase Agreement between Incannex Healthcare Inc. and Arena Business Solutions Global SPC II, Ltd, dated as of September 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
10.2^	Securities Purchase Agreement between Incannex Healthcare Inc. and Arena Investors, LP, dated as of September 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
10.3	Form of Facility Agreement between Incannex Healthcare Pty Ltd, Incannex Pty Ltd, Psychennex Pty Ltd, and FC Credit Pty Ltd, dated October 9, 2024. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.4^	First Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
10.5	Security Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
10.6^	Patent Security Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
10.7^	Trademark Security Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
10.8	Subsidiary Guarantee (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
10.9#^	Employment Agreement, effective October 21, 2024, by and between the Company and Luigi M. Barbato, M.D. (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan.

^	Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: November 14, 2024	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: November 14, 2024	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary