Form 10-Q
period 2025-03-31
Incannex Healthcare Inc.
filed 2025-05-15
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 29,433,798 shares of common stock outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$6,711	$5,858
Prepaid expenses and other assets	416	507
Assets pledged as security for short-term debt	1,397	-
Research and Development (“R&D”) tax incentive receivable	7,105	9,837
Total current assets	15,629	16,202
Property, plant and equipment, net	277	472
Operating lease right-of-use assets	291	373
Total assets	$16,197	$17,047
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,067	$612
Accrued expenses and other current liabilities	4,718	4,845
Short-term debt	1,397	-
Operating lease liabilities, current	186	163
Total current liabilities	7,368	5,620
Operating lease liabilities, non-current	104	210
Long-term debt	-	-
Warrant liabilities	1,322	-
Convertible rights	-	-
Total liabilities	8,794	5,830
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – shares 100,000,000 authorized; 17,785,235 and 17,642,832 shares issued and outstanding at March 31, 2025 and June 30, 2024 respectively	2	2
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and June 30, 2024, respectively	-	-
Additional paid-in capital	136,849	125,218
Accumulated deficit	(125,953)	(110,671)
Foreign currency translation reserve	(3,495)	(3,332)
Total stockholders’ equity	7,403	11,217
Total liabilities and stockholders’ equity	$16,197	$17,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended March 31,		For the 9 months ended March 31,
	2025	2024	2025	2024
Revenue from customers	-	-	86	-
Operating expenses:
Research and development	(2,735)	(3,277)	(7,045)	(8,520)
General and administrative	(2,268)	(4,138)	(9,302)	(11,777)
Total operating expenses	(5,003)	(7,415)	(16,347)	(20,297)
Loss from operations	(5,003)	(7,415)	(16,261)	(20,297)
Other income, net:	-	-	-	-
R&D tax incentive	421	1,320	2,188	8,150
Foreign exchange gains/(losses)	41	(11)	(290)	(17)
Interest income	4	75	60	166
Interest expense	(132)	-	(303)	-
Loss on change in fair value of convertible rights	-	-	(179)	-
Gain on change in fair value of warrant liabilities	1,824	-	1,721	-
Warrant issuance costs	(129)	-	(129)	-
Loss on extinguishment	(994)	-	(994)	-
Other expenses	-	-	(1,095)	-
Total other income, net	1,035	1,384	979	8,299
Loss before income tax expense	(3,968)	(6,031)	(15,282)	(11,998)
Income tax expense	-	-	-	-
Net loss	$(3,968)	$(6,031)	$(15,282)	$(11,998)
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	(88)	(820)	(163)	(403)
Total comprehensive loss	$(4,056)	$(6,851)	$(15,445)	$(12,401)
Net loss per share: Basic and diluted	$(0.20)	$(0.38)	$(0.84)	$(0.76)
Weighted average number of shares outstanding, basic and diluted	19,632,539	15,873,113	18,238,863	15,873,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2024	17,642,832	2	125,218	(110,671)	(3,332)	11,217
Stock-based compensation	-	-	1,310	-	-	1,310
Convertible note conversion	64,127	-	100	-	-	100
Share issuance	9,839,794	-	10,968	-	-	11,715
Share issuance costs	-	-	(747)	-	-	(747)
Net loss	-	-	-	(15,282)	-	(15,282)
Currency translation adjustment, net of tax	-	-	-	-	(163)	(163)
Balance at 31 March, 2025	27,546,753	2	136,849	(125,953)	(3,495)	7,403

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at December 31, 2024	17,785,235	2	126,355	(121,985)	(3,407)	964
Stock-based compensation	-	-	416	-	-	416
Convertible note conversion	64,127	-	100	-	-	100
Share issuance	9,697,391	-	10,726	-	-	10,726
Share issuance costs	-	-	(747)	-	-	(747)
Net loss	-	-	-	(3,968)	-	(3,968)
Currency translation adjustment, net of tax	-	-	-	-	(88)	(88)
Balance at 31 March 2025	27,546,753	2	136,849	(125,953)	(3,495)	7,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the nine months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,282)	$(11,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	41
Unrealized gain on foreign currency remeasurement	338	17
Non-cash expense of ELOC commitment	1,097	-
Share-based compensation expense	1,311	5,585
Change in fair value of warrant liabilities	(1,721)	-
Change in fair value of convertible rights	179	-
Non-cash interest expense	303	-
Loss on extinguishment	994	-
Change in operating assets and liabilities:		-
Prepaid expenses and other current assets	148	(6,150)
R&D tax incentive	2,222	-
Assets pledged as securities for short-term debt	(1,397)	-
Trade and other payables	592	302
Net cash used in operating activities	(11,031)	(12,203)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8)	(274)
Net cash used in investing activities	(8)	(274)
Cash flows from financing activities:
Proceeds received from facility agreement	4,282	-
Repayment of facility agreement	(2,898)	-
Proceeds from share issuance	12,446
Share issuance costs	(744)	-
Warrant issuance costs	(125)	-
Proceeds from issuance of convertible debt	2,779	-
Repayment of convertible debt	(3,833)	-
Debt issuance costs	(113)	-
Net cash provided by financing activities	11,794	-

Effect of exchange rate changes on cash and cash equivalents	98	(338)
Net increase/(decrease) in cash and cash equivalents	755	(12,447)
Cash and cash equivalents at beginning of period	5,858	22,120
Cash and cash equivalents at end of period	$6,711	$9,335

Non-cash investing and financing activities
Issuance of ELOC warrants at initial fair value	806
Issuance of convertible note warrants at initial fair value	341
Issuance of conversion rights at initial fair value	282
Issuance of Series A warrants at initial fair value	2,843	-
Partial conversion of convertible note	100	-
Total	4,372	-

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three and nine months ended March 31, 2025, and 2024, and cash flows for the nine months ended March 31, 2025, and 2024. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

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

The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements include the valuation of equity-based instruments issued, accrued research and development expense, and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

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

Significant Accounting Policies

The following is provided to update the Company’s significant accounting policies previously disclosed in Note 2 to the Consolidated Financial Statements described in the Company’s 2024 Annual Report.

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

For hybrid instruments, ASC 815-15 requires bifurcation of embedded features if (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The nature of the host instrument is therefore evaluated to determine if it is more akin to a debt-like or equity-like host. In this assessment, the Company considers the stated and implied substantive features of the contract as well as the economic characteristics and risks of the hybrid instrument. Each term and feature are then weighed based on the relevant facts and circumstances to determine the nature of the host contract. Terms and features of the hybrid.

On 5 February, 2025, Arena Investors converted a total of $100,000 debt into common shares.

On March 13, 2025 the Company repaid in full that certain outstanding Convertible Debenture, previously issued pursuant to that certain Securities Purchase Agreement dated as of September 6, 2024, by and between the Company and the Arena Investors, by making a cash payment of $3,851,111.00, representing the outstanding principal, interest, amounts and redemption premiums due as of February 28, 2025. In connection with the repayment of the Debenture, the Debenture Purchase Agreement, the Security Documents and that certain Equity Line Purchase Agreement, dated September 6, 2024, by and between the Company and Arena Investors were terminated except with respect to the indemnification and registration rights set forth therein. The (i) warrant to purchase up to 453,749 shares of the Company’s common stock, par value $0.0001 per share, previously issued to Arena Investords, (ii) Registration Rights Agreement, dated as of October 14, 2025, by and between the Company and Arena Investors and (iii) warrant to purchase up to 585,000 shares of common stock, previously issued to Arena Global pursuant to the Equity Line Purchase Agreement (the “ELOC Warrant”) remain in effect.

Refer to Note 12 for the accounting of the Convertible Debenture.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Private placement arrangement

On March 7, 2025, the Company entered into a private placement (the “Private Placement”) pursuant to a securities purchase agreement with certain institutional investors (the “Purchasers”) for the purchase and sale of approximately $12.5 million in gross proceeds of 9,687,045 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for a purchase price of $1.08 per share of Common Stock (and, in lieu thereof, pre-funded warrant (the “Pre-Funded Warrants”) to purchase up to 1,887,045 shares (the “Pre-Funded Warrant Shares”) of Common Stock at a price of $1.0799 per Pre-Funded Warrant and Series A common stock warrants (the “Series A Warrants”) to purchase up to 11,574,090 shares of Common Stock at an initial exercise price of $2.16 per share.

The pre-funded warrants are exercisable for the same number of shares of common stock and may be exercised at any time until exercised in full at an exercise price of $0.0001. On March 10, 2025, the Company received substantially all the Pre-Funded Warrants proceeds upfront as part of the Pre-Funded Warrants’ purchase price and in return the Company is obligated to issue fixed number of 11,574,090 shares of Common Stock to the investors. Thus, Pre-Funded Warrants were accounted for and were classified as additional paid-in capital as part of the Company’s equity. Total incremental and direct issuance costs were deducted from additional paid-in-capital as they were allocated to shares of Common Stock and Pre-Funded Warrants.

The Series A Warrants are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration or modification that results in equity classification. Any change in the fair value of the warrants is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

The issuance of Common stock is recognized on its settlement date. Upon issuance, the common stock is recorded at its fair value.

Refer to Note 12 for the accounting of the Series A Warrants.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value. ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1: Quoted prices for identical instruments in active markets;

Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Note 3 – Prepaid expenses and other current assets

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
Prepayments[1]	180	329
GST recoverable	236	178
Total prepaid expenses and other current assets	416	507

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-675A clinical trials and scientific, marketing, and adverting subscription services.

Note 4 – Assets pledged as security for short-term debt

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
Assets pledged as security for short-term debt	1,397	-

The amount consists of R&D tax incentive receivables, as detailed under Note 5, which have been pledged to FC Credit as part of the facility agreement detailed under Note 12.

Note 5 – R&D tax incentive receivable

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
R&D tax incentive receivable	7,105	9,837

Due to multiple years of tax incentives being granted and successful lodgment of overseas findings on the Company’s lead assets, the Company changed its estimates for the R&D tax incentive receivable, primarily based on historical experience of claims. These amounts exclude the portion of R&D tax incentive receivable pledged as security for the facility agreement as detailed in Note 4.

 Note 6 – Property, Plant and Equipment, net

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
Furniture, fittings and equipment	597	597
Assets under construction	-	-
Total property, plant and equipment, gross	597	597
Accumulated depreciation and amortization	(320)	(125)
Total property, plant and equipment, net	$277	$472

Depreciation expense is recorded within general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $207 and $25 for the nine months ended March 31, 2025 and 2024, respectively.

Note 7 – Trade and other payables, accrued expenses and other current liabilities

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
Current liabilities
Trade payables	1,039	527
Contract liabilities	28	85
Total trade and other payables	1,067	612

Accrued expenses	4,358	4,512
Employee leave entitlements	360	333
Total accrued expenses and other current liabilities	4,718	4,845
Total Trade and other payables, accrued expenses and other current liabilities	5,785	5,457

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

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	March 31, 2025	June 30, 2024
Lease term (years)	1.57	2.32

Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases:

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
Operating lease cost	146	172

Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2025 and fiscal year June 30, 2024 was $146 and $172 respectively, and was included within net cash used in operating activities in the cash flows.

The following table summarizes the future minimum lease payments due under operating leases as of March 31, 2025, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2025	50
June 30, 2026	191
June 30, 2027	46
June 30, 2028	31

Total minimum lease payments	318

Less amount representing interest	27

Total operating lease liabilities	291

As of March 31, 2025, the Company’s operating lease has a weighted-average remaining lease term of 1.57 years and a discount rate of 9.18%.

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

Note 11 – Stock-based payments

	For the nine months ended March 31,
	2025$	2024$
	(in thousands)
Research and development	-	-
General and administrative	1,310	5,584
Total stock-based compensation expense	1,310	5,584

	For the three months ended March 31,
	2025$	2024$
	(in thousands)
Research and development	-	-
General and administrative	416	2,116
Total stock-based compensation expense	416	2,116

Note 11 – Stock-based payments (continued)

Restricted stock units

A summary of the changes in the Company’s restricted stock activity for the period ended March 31, 2025, are as follows:

	Numbers of Shares	Weighted Average Grant Date Fair Value $
	(in thousands, expect per share data)
Unvested and Outstanding as of June 30, 2024	651,939	3.91
Granted	27,795	1.84
Vested	9,265	1.84
Forfeited	-	-
Unvested and Outstanding as of September 30, 2024	670,469	3.86

	Numbers of Shares	Weighted Average Grant Date Fair Value $
	(in thousands, expect per share data)
Unvested and Outstanding as of September 30, 2024	670,469	3.86
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested and Outstanding as of December 31, 2024	670,469	3.86

	Numbers of Shares	Weighted Average Grant Date Fair Value $
	(in thousands, expect per share data)
Unvested and Outstanding as of December 31, 2024	670,469	3.86
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested and Outstanding as of March 31, 2025	670,469	3.86

Note 11 – Stock-based payments (continued)

Stock options

A summary of the changes in the Company’s stock options activity for the period ended March 31, 2025, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2024	235,008	26.76	1.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding as of September 30, 2024	235,008	28.00	1.93	-
Unvested as of September 30, 2024	14,001	24.26	4.01	-

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of September 30, 2024	235,008	28.00	1.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding as of December 31, 2024	235,008	28.00	1.43	-
Unvested as of December 31, 2024	14,001	24.26	3.50	-

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of December 31, 2024	235,008	28.00	1.43	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding as of March 31, 2025	235,008	28.00	1.43	-
Unvested as of March 31, 2025	14,001	24.26	3.50	-

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s shares of common stock for those share options that had exercise prices lower than the fair value of the Company’s shares of common stock.

As of March 31, 2025, there was $57 of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 0.3 years.

Note 12 – Fair value of Financial Instruments

Cash and cash equivalents, accounts receivable (including assets pledged as security for short-term debt and R&D tax incentive receivable), prepaid expenses and other current assets, accounts payable, accrued expenses and current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

The fair value of the Company’s debt approximates its carrying value and is classified as Level 3 within the fair value hierarchy as it is based on discounted cash flows using a current borrowing rate.

ELOC Purchase Agreement

The Company evaluated the ELOC Purchase Agreement to determine whether it should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative.

The ELOC Purchase Agreement was terminated at March 13, 2025.

ELOC Warrants

Classification of the ELOC Warrants as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.”

Management considered whether the ELOC Warrants display the three characteristics of a derivative under ASC 815, and concluded that the ELOC Warrants meet the definition of a derivative. However, the ELOC Warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. This is on the basis that the ELOC Warrant includes certain cash-settlement features in the event of a tender offer, which is outside the control of the company, and that the exercise price is denominated in a currency other than the reporting entity’s functional currency, and therefore the instrument is not considered indexed to the reporting entity’s own stock. The Company measures the ELOC Warrants as a liability at fair value as at each reporting period with changes in fair value recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The ELOC Warrants were classified as a level 3 financial instrument in the fair value hierarchy and were valued using the Black-Scholes option pricing model (BSOPM). The following table presents the fair value of the ELOC Warrants and the valuation assumptions under the BSOPM as of March 31, 2025 and at inception.

	March 31, 2025	At inception
Fair value	$178	820
Exercise price	$1.66	1.66
Common stock price	$0.68	2.27
Expected option term (years)	4.43	5
Expected volatility	80%	60.0%
Risk free rate of return	3.86%	4.06%
Expected annual dividend yield	Nil	Nil

The changes in the fair value of the ELOC Warrant liability were a decrease of $642k for the nine months ended March 31, 2025.

Note 12 – Fair value of Financial Instruments (continued)

Convertible Debentures

The Company has accounted for the First Tranche Debenture as a financing transaction, wherein the net proceeds that were received were allocated to the financial instruments issued. Prior to making the accounting allocation, the Company evaluated the Convertible Debentures under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract.

The Company evaluated that the Conversion right meets the definition of a derivative under ASC 815-10-15-83. Further the Company evaluated that the Conversion right requires bifurcation from the debt host on the basis that it fails to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period.

The Company evaluated that the First Tranche warrant is a detachable freestanding instrument. The First Tranche Warrant includes certain cash- settlement features in the event of a tender offer, which is outside the control of the company, and that the exercise price is denominated in a currency (USD) other than the reporting entity’s functional currency (AUD), and thus fails to meet the equity scope exception in ASC 815-10-15-74(a). Therefore the instrument is not considered indexed to the reporting entity’s own stock. As such the First Tranche Warrants are classified as a liability and measured at fair value, with changes in fair value each period reported in earnings.

The proceeds from issuing the Convertible Debentures were allocated first to the First Tranche Warrants based on its fair value. The proceeds allocated to the debt instrument was then further allocated between the debt host contract and the bifurcated derivative based on the fair value of that derivative as prescribed by ASC 815-15-30-2.

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

The convertible debt was repaid in full on March 13, 2025, including the outstanding principal, interest, amounts and redemption premiums due as of February 28, 2025. The conversion rights is derecognized along with the debt repayment. The Company recognised a $994 loss on extinguishment of the debt host contract and the bifurcated derivative.

The First Tranche Warrants were classified as a level 3 financial instrument in the fair value hierarchy and were valued using the BSOPM. The following table presents the fair value of the First Tranche Warrants and the valuation assumptions under the BSOPM as of March 31, 2025 and at inception.

	March 31, 2025	At inception
Fair value	$132	$365
Exercise price	$1.89	$1.89
Common stock price	$0.68	$1.60
Expected option term (years)	4.53	4.9
Expected volatility	80%	60.0%
Risk free rate of return	3.87%	4.06%
Expected annual dividend yield	Nil	Nil

The changes in the fair value of the First Tranche Warrants liability were a decrease of $233k for the nine months ended March 31, 2025.

Note 12 – Fair value of Financial Instruments (continued)

Series A Warrants

Classification of the Series A Warrants as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.”

Management considered whether the Series A Warrants display the three characteristics of a derivative under ASC 815, and concluded that the Series A Warrants meet the definition of a derivative. However, the Series A Warrants fail to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. This is on the basis that the exercise price of the Series A Warrants is denominated in a currency other than the reporting entity’s functional currency, and therefore the instrument is not considered indexed to the reporting entity’s own stock. The Company measures the Series A Warrants as a liability at fair value as at each reporting period with changes in fair value recognized as other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Series A Warrants were classified as a level 3 financial instrument in the fair value hierarchy and were valued using the BSOPM. The following table presents the fair value of the Series A Warrants and the valuation assumptions under the BSOPM as of March 31, 2025 and at inception.

	March 31, 2025	At inception
Fair value	$1,793	1,012
Exercise price	$2.16	2.16
Common stock price	$0.68	0.93
Expected option term (years)	3	3
Expected volatility	80.0%	80.0%
Risk free rate of return	3.82%	3.93%
Expected annual dividend yield	Nil	Nil

The changes in the fair value of the Series A Warrant liability were a decrease of $781k for the nine months ended March 31, 2025.

Note 13 – Debt

The table below presents details of the Company’s debt as of the following periods:

	March 31, 2025 $	June 30, 2024 $
	(in thousands)
Short-term debt
FC Credit – 14.5% Facility agreement due 2025	1,397	-

Note 13 – Debt (continued)

FC Credit – 14.5% Facility agreement due 2025

On October 9, 2024, the Company entered into a Facility Agreement with FC Credit Pty Ltd, pursuant to which, on October 10, 2024, the Company received approximately A$6.9 million as the initial drawdown amount.

This facility provides Incannex with immediate access to funds based on R&D expenses incurred during the 2023 and 2024 financial years, aligning with the end of the Australian financial year. The Research and Development Tax Incentive (“RDTI”) program is a key program under the Australian government's innovation framework, designed to encourage companies to undertake R&D activities that benefit Australia. It offers a tax rebate, currently at 48.5%, for eligible R&D expenses, allowing companies to recoup almost half of their R&D spending.

Note 14 – Income Tax

For the nine months ended March 31, 2025, and March 31, 2024, respectively, the Company did not recognize a provision or benefit for income taxes as it incurred net losses. In addition, the net deferred tax assets generated from net operating losses were fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

Note 15 – Loss per share

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the nine months ended March 31,
	2025 $	2024 $
Basic and diluted loss per share – (dollars per share)	(0.84)	(0.76)
The loss and weighted average number of common stock used in the calculation of basic loss per share is as follows:
Total comprehensive loss for the year (in thousands)	(15,282)	(11,998)
- Weighted average number of common stock (number)	18,238,863	15,873,113

	For the three months ended March 31,
	2025 $	2024 $
Basic and diluted loss per share – (dollars per share)	(0.20)	(0.38)
The loss and weighted average number of common stock used in the calculation of basic loss per share is as follows:
Total comprehensive loss for the year (in thousands)	(3,968)	(6,031)
- Weighted average number of common stock (number)	19,632,539	15,873,113

The Company notes that the diluted loss per share is the same as basic loss per share.

Note 16 – Related Party Transactions

Transactions between related parties are on commercial terms and conditions, no more favorable than those available to other parties unless otherwise stated.

There were no amounts payable to any related parties as of March 31, 2025 and June 30, 2024.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31				For the Nine Months Ended March 31
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue from customers	$-	$-	$-	-	$86	$-	$86	100%
Operating expenses:
Research and development	(2,735)	(3,277)	542	(17)%	(7,045)	(8,520)	1,475	(17)%
General and administrative	(2,268)	(4,138)	1,870	(45)%	(9,302)	(11,777)	2,475	(21)%
Total operating expenses	(5,003)	(7,415)	2,412	(33)%	(16,347)	(20,297)	3,950	(19)%
Loss from operations	(5,003)	(7,415)	2,412	(33)%	(16,261)	(20,297)	4,036	(20)%
Other income / (expense):	-	-	-	-	-	-	-	-
R&D tax incentive	421	1,320	(899)	(68)%	2,188	8,150	(5,962)	(73)%
Foreign exchange gains (losses)	41	(11)	52	(473)%	(290)	(17)	(273)	1,606%
Interest income	4	75	(71)	(95)%	60	166	(106)	(64)%
Interest expense	(132)	-	(132)	(100)%	(303)	-	(303)	(100)%
Change in fair value of convertible rights	-	-	-	100%	(179)	-	(179)	(100)%
Change in fair value of warrant liabilities	1,824	-	1,824	100%	1,721	-	1,721	100%
Warrant issuance costs	(129)	-	(129)	(100)%	(129)	-	(129)	(100)%
Loss on extinguishment	(994)		(994)	(100)%	(994)	-	(994)	(100)%
Other expenses	(2)	-	(2)	(100)%	(1,095)	-	(1,095)	(100)%
Total other income / (expenses), net	1,035	1,384	(349)	(25)%	979	8,229	(7,250)	(88)%
Currency translation adjustment, net of tax	(88)	(820)	732	(89)%	(163)	(403)	240	(60)%
Comprehensive loss	$(4,056)	$(6,851)	$2,795	(41)%	$(15,445)	$(12,401)	$(3,044)	25%

Revenue from Customers

We have generated revenue from Clarion Clinics for patient services for the three and nine months end March 31, 2025. However, we do not expect to generate material revenues unless and until our drug candidates are approved.

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

Research and development expenses decreased by $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to the completion of the IHL-42X safety and pharmacokinetics clinical trial and the pausing of patient recruitment in the Australian Phase 2 clinical trial for IHL-675A in rheumatoid arthritis. This decision was made to reallocate resources for the IHL675A program and focus on expanding research efforts in the United States, where an expedited regulatory pathway may be available. The primary R&D expense for the period was the Phase 2/3 RePOSA clinical trial investigating IHL-42X in patients with OSA.

Research and development expenses decreased by $1.5 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was primarily due to the completion of the IHL-42X safety and pharmacokinetics clinical trial and the pausing of patient recruitment in the Australian Phase 2 clinical trial for IHL-675A in rheumatoid arthritis. This decision was made to reallocate resources for the IHL-675A program and focus on expanding research efforts in the United States, where an expedited regulatory pathway may be available. The primary R&D expense for the period was the Phase 2/3 RePOSA clinical trial investigating IHL-42X in patients with OSA.

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

General and administrative expenses decreased by $1.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in employee benefits, resulting from a reduction in the amount of restricted stock issued to our directors and officers.

General and administrative expenses decreased by $2.5 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The decrease was primarily attributable to a decrease in employee benefits, resulting from a reduction in the amount of restricted stock issued to our directors and officers.

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

Benefit from R&D tax incentive decreased by $0.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to a lower estimate of our R&D tax incentive receivable for the three months ended March 31, 2025.

Benefit from R&D tax incentive decreased by $6.0 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was due to a lower estimate of our R&D tax incentive receivable for the nine months ended March 31, 2025.

Foreign exchange losses and Interest Income

Foreign exchange losses decreased by $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to favourable currency exchange rates. Interest income decreased over the same period, reflecting lower interest received from cash deposits.

Foreign exchange losses increased by $0.3 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, due to unfavorable currency exchange rates. Interest income decreased over the same period, reflecting lower interest received from cash deposits.

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax, decreased by $0.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was due to the depreciation of the Australian dollar against the U.S. dollar. We maintain our consolidated financial statements in Australian dollars, our functional currency, while our financial statements are translated into U.S. dollars for reporting purposes.

Currency translation adjustment, net of tax decreased by $0.2 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The decrease was due to the depreciation of the Australian dollar against the U.S. dollar.

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

We incurred total comprehensive losses of $16.2 million and $12.4 million for the nine months ended March 31, 2025 and nine months ended March 31, 2024, respectively. We incurred net losses of $15.3 million and $12.0 million for the nine months ended March 31, 2025 and nine months ended March 31, 2024, respectively. As of March 31, 2025, we had accumulated deficit of $126.0 million.

As of March 31, 2025, we had cash and cash equivalents of $6.7 million. We expect our negative cash flows from operating activities to continue and thus have determined that the losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of the financial statements included in this Quarterly Report. We do not currently have an update to our previously disclosed cash runway estimate. We have based our cash runway estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

For the nine months ended March 31, 2025, we experienced net cash used in operating activities of $11.0 million, a decrease of $1.2 million compared to the nine months ended March 31, 2024. As of March 31, 2025, we had cash and cash equivalents of $6.7 million, an increase of $0.8 million compared to our cash and cash equivalents as of June 30, 2024 of $5.9 million. As of March 31, 2025, our current assets exceed our current liabilities by $8.2 million, a $2.4 million decrease compared to the difference between our current assets and current liabilities as of June 30, 2024 of $10.6 million.

Going Concern

Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Going Concern Basis

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash Flows

Comparison of cash flows for the for the nine months ended March 31, 2025 and nine months ended March 31, 2024

The following table summarizes our cash flows for the periods presented (in thousands):

	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
Net cash used in operating activities	$(11,031)	$(12,203)
Net cash used in investing activities	(8)	(274)
Net cash provided by financing activities	11,794	-
Net (decrease)/increase in cash	$755	$(12,477)

Net cash flows from operating activities

Cash used in operating activities decreased by $1.2 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The decrease due to …

Net cash flows from investing activities

Cash used in investing activities decreased by $0.3 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was due to reduced spending on property, plant and equipment.

Cash flows from financing activities

Cash used in financing activities increased by $11.8 million for the nine months ended March 31, 2025 and the nine months ended March 31, 2024.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2025, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting which existed as of March 31, 2025, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures as previously reported in our 2024 Annual Report.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of March 31, 2025, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

Exhibit No.	Description
2.1	Deed of Amendment and Restatement to Scheme Implementation Deed, dated September 13, 2023, between Incannex Healthcare Limited and Incannex Healthcare Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.2	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
4.1	First Tranche Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
4.2	ELOC Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K f filed with the SEC on March 10, 2025).
10.1^	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.2^	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.3	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.4^	Sales Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan.

^	Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: May 15, 2025	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: May 15, 2025	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary