Form 10-Q
period 2025-09-30
Incannex Healthcare Inc.
filed 2025-11-14
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________ TO__________

Commission File Number 001-41106

Incannex Healthcare Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	93-2403210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rialto South Tower Level 23, 525 Collins Street Melbourne VIC 3008 Australia	Not applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +61 409 840 786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IXHL	The Nasdaq Capital Market

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

As of November 14, 2025, the registrant had 346,225,507 shares of common stock outstanding.

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

These risks are not exhaustive. Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Item IA in our Annual Report on Form 10-K, as filed with the SEC on September 29, 2025 (the “2025 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$73,280	$15,039
Prepaid expenses and other assets	486	791
Research and Development (“R&D”) tax incentive receivable	4,529	4,132
Total current assets	78,295	19,962
Property, plant and equipment, net	168	227
Investment in Joint Venture	45	-
Operating lease right-of-use assets	212	258
Total assets	$78,720	$20,447
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,296	$6,104
Accrued expenses and other current liabilities	206	696
Operating lease liabilities, current	146	184
Total current liabilities	1,648	6,984
Operating lease liabilities, non-current	64	74
Total liabilities	1,712	7,058
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – shares 800,000,000 authorized; 347,705,507 and 194,379,996 shares issued and outstanding at September 30, 2025 and June 30, 2025 respectively	35	20
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and June 30, 2025, respectively	-	-
Additional paid-in capital	243,837	174,049
Accumulated deficit	(163,963)	(157,556)
Foreign currency translation reserve	(2,901)	(3,124)
Total stockholders’ equity	77,008	13,389
Total liabilities and stockholders’ equity	$78,720	$20,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended September 30,
	2025	2024
Revenue from customers	-	74
Operating expenses:
Research and development	(1,120)	(2,896)
General and administrative	(5,674)	(3,432)
Total operating expenses	(6,794)	(6,328)
Loss from operations	(6,794)	(6,254)
Other income, net:
R&D tax incentive	389	811
Foreign exchange gains/(losses)	(13)	(5)
Interest income	5	28
Share of earnings (loss) of joint venture	6	-
Total other income, net	387	834
Loss before income tax expense	(6,407)	(5,420)
Income tax expense	-	-
Net loss	$(6,407)	$(5,420)
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	223	339
Total comprehensive loss	$(6,184)	$(5,081)
Net loss per share: Basic and diluted	$(0.02)	$(0.29)
Weighted average number of shares outstanding, basic and diluted	310,309,659	17,642,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2025	194,379,996	20	174,049	(157,556)	(3,124)	13,389
Stock-based compensation	-	-	2,626	-	-	2,626
Share issuance	153,325,511	15	69,450	-	-	69,465
Share issuance costs	-	-	(2,288)	-	-	(2,288)
Net loss	-	-	-	(6,407)	-	(6,407)
Currency translation adjustment, net of tax	-	-	-	-	223	223
Balance at September 30, 2025	347,705,507	35	243,837	(163,963)	(2,901)	77,008

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2024	17,642,832	2	125,218	(110,671)	(3,332)	11,217
Stock-based compensation	-	-	459	-	-	459
Convertible note conversion	-	-	-	-	-	-
Share issuance	-	-	-	-	-	-
Share issuance costs	-	-	-	-	-	-
Net loss	-	-	-	(5,420)	-	(5,420)
Currency translation adjustment, net of tax	-	-	-	-	339	339
Balance at September 30, 2024	17,642,832	2	125,677	(116,091)	(2,993)	6,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,407)	$(5,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	64
Unrealized loss on foreign currency remeasurement	13	5
Stock-based compensation expense	2,626	459
Change in operating assets and liabilities:
Prepaid expenses and other current assets	299	177
R&D tax incentive	(364)	(839)
Trade and other payables	(5,396)	3,309
Net cash used in operating activities	(9,163)	(2,245)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2)	-
Investment of joint venture	(40)	-
Net cash used in investing activities	(42)	-
Cash flows from financing activities:
Proceeds from share issuance	69,465	-
Share issuance costs	(2,288)	-
Net cash provided by financing activities	67,177	-

Effect of exchange rate changes on cash and cash equivalents	269	14
Net increase/(decrease) in cash and cash equivalents	57,972	(2,245)
Cash and cash equivalents at beginning of period	15,039	5,858
Cash and cash equivalents at end of period	$73,280	$3,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Notes To Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

Note 1 – Business

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three months ended September 30, 2025, and 2024, and cash flows for the three months ended September 30, 2025, and 2024. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

Going Concern Basis

The financial report has been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

The Company has incurred total comprehensive losses of $6.2 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and experienced net cash outflows from operating activities of $9.2 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and June 30, 2025, the Company had cash and cash equivalents of $73.3 million and $15.0 million, respectively, and current assets exceeded its current liabilities by $76.6 million and $13.0 million, respectively.

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

Based on the Company’s unrestricted cash and cash equivalents as of September 30, 2025, the Company anticipates that it will be able to fund its planned operating expenses and capital expenditure requirements for at least twelve months from the date of these financial statements.

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

Equity Method Investment

The Company has a joint venture with Mind Medicine Australia (“MMA”) to operate a psychedelic-assisted therapies services clinic in Melbourne, Australia. The Company owns 50% of MMA and does not have control over the joint venture. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other than-temporary loss in value.

The carrying value of equity method investments were $45k as of September 30, 2025.

Comparative information

Comparative information has been reclassified where appropriate to conform to changes in presentation in the current year to enhance comparability.

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

Significant Accounting Policies

The following is provided to update the Company’s significant accounting policies disclosed in Note 2 to the Consolidated Financial Statements described in the Company’s 2025 Annual Report that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes.

Equity-Line of Credit Purchase Agreement

On September 6, 2024, the Company entered into an equity line of credit Purchase Agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd (“Arena Global”). Under the ELOC Purchase Agreement, Arena Global had committed to purchase up to $50 million of the Company’s Common Stock par value $0.0001 per share (the “Common Stock”), at the Company’s direction from time to time, subject to the satisfaction of the conditions in the ELOC Purchase Agreement.

The purchase price per share of Common Stock was obtained by multiplying by 96% the daily volume weighted average price (“VWAP”) on The Nasdaq Global Market (“Nasdaq”) for the trading day specified in the sale notice (same trading day or one trading day following such notice) delivered to Arena Global. The ELOC Purchase Agreement would have terminated automatically upon the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the ELOC Purchase Agreement; or (ii) the date on which Arena Global would have purchased shares of Common Stock under the ELOC Purchase Agreement for an aggregate gross purchase price equal to the Commitment Amount (as defined in the ELOC Purchase Agreement). The Company had also agreed to pay a financial advisor up to 7% of the gross proceeds raised under the ELOC Agreement.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

On December 9, 2024, in connection with the ELOC Purchase Agreement, the Company issued 142,403 shares of Common Stock as a commitment fee to Arena Global. On January 16, 2025 the Company issued 10,346 true-up shares of Common Stock to Arena Global. The Company evaluated that the costs incurred in connection with the commitment fee and the true-up shares do not meet the definition of an asset and, therefore, were expensed as incurred.

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

Classification of the ELOC Warrants as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.

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

Convertible Debenture Financing

On September 6, 2024, the Company entered into a Securities Purchase Agreement (the “September 2024 Purchase Agreement”) with Arena Investors, LP (“Arena Investors”), which provided for the issuance of secured convertible debentures in an aggregate principal amount of up to $10 million at an aggregate purchase price of up to $9 million (a 10% original issue discount), divided into three separate tranches, each subject to closing conditions. Under the September 2024 Purchase Agreement, the conversion price of each secured convertible debenture equaled 115% of the closing price of the Common Stock on the trading day preceding the date of the issuance of the respective secured convertible debenture, subject to subsequent adjustments and alternative conversion prices based on the then-current trading price of the Common Stock on Nasdaq, as further detailed in the September 2024 Purchase Agreement. For each secured convertible debenture purchased under the September 2024 Purchase Agreement, the Company would have issued a warrant to the purchaser, exercisable to purchase up to the number of shares of Common Stock equal to 25% of the total principal amount of the related secured convertible debenture, divided by 115% of the closing price of the Company’s Common Stock on the trading day immediately preceding the applicable closing date. The Company was not obligated to issue warrants for any tranche that does not close. The exercise price of each warrant would have been 115% of the closing price of the Common Stock on the issuance date, and the warrants were to have a five-year term. Additionally, the Company has agreed to pay a financial advisor up to 7% of the gross proceeds raised under the September 2024 Purchase Agreement.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company completed the closing of the first tranche under the September 2024 Purchase Agreement for the issuance of a 10% original issue discount secured convertible debenture (the “First Tranche Debenture”) in the principal amount of $3,333,333 at an aggregate purchase price of $3 million (a 10% original issue discount) to Arena Special Opportunities (Offshore) Master II LP (“Arena Opportunities”). The First Tranche Debenture provided for a payment-in-kind interest rate at 5% and would have matured on April 14, 2026. In addition, the Company issued a warrant to Arena Investors exercisable for up to 453,749 shares of Common Stock (the “First Tranche Warrant”), at an exercise price of $1.89 per share.

The net proceeds received from the issuance of the First Tranche Debenture, after deduction of expenses reimbursable to the Arena Investors, was $2,877,588.

The Company did not meet the closing conditions for the second and third tranche closings set forth in the September 2024 Purchase Agreement.

On November 6, 2024, and as required by the Company’s agreements in connection with the First Tranche Debenture, the Company filed a resale Registration Statement on Form S-1/A with the SEC, registering for resale up to 61,389,758 shares of Common Stock, including up to 10,101,009 shares of Common Stock issuable upon conversion of the First Tranche Debenture and up to 453,749 shares of Common Stock issuable upon the exercise of the First Tranche Warrant. This registration statement was declared effective on December 6, 2024.

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

On February 5, 2025, Arena Investors converted a total of $100,000 debt into shares of Common Stock.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

On March 13, 2025 the Company repaid in full the outstanding Convertible Debenture, previously issued pursuant to that certain Securities Purchase Agreement dated as of September 6, 2024, by and between the Company and the Arena Investors, by making a cash payment of $3,851,111.00, representing the outstanding principal, interest, amounts and redemption premiums due as of February 28, 2025. In connection with the repayment of the Debenture, the September 2024 Purchase Agreement, the related security documents and that certain Equity Line Purchase Agreement, dated September 6, 2024, by and between the Company and Arena Investors were terminated except with respect to the indemnification and registration rights set forth therein. The (i) warrant to purchase up to 453,749 shares of the Company’s common stock, par value $0.0001 per share, previously issued to Arena Investors (the “Debenture Warrant”), (ii) Registration Rights Agreement, dated as of October 14, 2025, by and between the Company and Arena Investors and (iii) warrant to purchase up to 585,000 shares of common stock, previously issued to Arena Global pursuant to the Equity Line Purchase Agreement (the “ELOC Warrant”) remained in effect.

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

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Note 3 – Prepaid expenses and other current assets

	September 30, 2025 $	June 30, 2025 $
	(in thousands)
Prepayments[1]	257	297
GST recoverable	229	494
Total prepaid expenses and other current assets	486	791

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-675A clinical trials and scientific, marketing, and adverting subscription services.

Note 4 – R&D tax incentive receivable

	September 30, 2025 $	June 30, 2025 $
	(in thousands)
R&D tax incentive receivable	4,529	4,132

R&D tax incentive is recorded within the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $389,000 and $811,000 for the three months ended September 30, 2025 and 2024, respectively.

 Note 5 – Property, Plant and Equipment, net

	September 30, 2025 $	June 30, 2025 $
	(in thousands)
Furniture, fittings and equipment	503	495
Assets under construction	-	-
Total property, plant and equipment, gross	503	495
Accumulated depreciation and amortization	(335)	(269)
Total property, plant and equipment, net	$168	$227

Depreciation expense is recorded within general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $66,000 and $66,184 for the three months ended September 30, 2025 and 2024, respectively.

Note 6 – Trade and other payables, accrued expenses and other current liabilities

	September 30, 2025 $	June 30, 2025 $
	(in thousands)
Current liabilities
Trade payables	1,266	6,074
Contract liabilities	30	30
Total trade and other payables	1,296	6,104

Accrued expenses	154	661
Employee leave entitlements	52	35
Total accrued expenses and other current liabilities	206	696
Total trade and other payables, accrued expenses and other current liabilities	1,502	6,800

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

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	September 30, 2025	June 30, 2025
Lease term (years)	1.07	1.32

Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases:

	September 30, 2025 $	June 30, 2025 $
	(in thousands)
Operating lease cost	54	203

Note 7 – Leases (continued)

Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended September 30, 2025 and fiscal year June 30, 2025 was $54,000 and $203,000 respectively, and was included within net cash used in operating activities in the cash flows.

The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2025, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2026	147
June 30, 2027	48
June 30, 2028	32

Total minimum lease payments	227

Less amount representing interest	(16)

Total operating lease liabilities	211

As of September 30, 2025, the Company’s operating lease has a weighted-average remaining lease term of 1.07 years and a discount rate of 9.18%.

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

Note 9 – Stockholder’s equity/Issued capital

Common Stock

The Company has one class of common stock. The Company’s amended and restated certificate of incorporation provides for the issuance of 800,000,000 authorized shares of common stock with a par value of $0.0001 per share, with one vote per share. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the Company’s board of directors.

Note 10 – Stock-based payments

	For the three months ended September 30,
	2025 $	2024 $
	(in thousands)
Research and development	-	-
General and administrative	2,626	459
Total stock-based compensation expense	2,626	459

Note 10 – Stock-based payments (continued)

Restricted Stock and Restricted Stock Units

A summary of the changes in the Company’s restricted stock unit and restricted stock activity for the period ended September 30, 2025, are as follows:

	Numbers of Shares	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of June 30, 2025	40,767,047	0.23
Granted	100,476	0.23
Vested	-	-
Forfeited	-	-
Unvested and Outstanding as of September 30, 2025	40,867,523	0.23

Stock options

A summary of the changes in the Company’s stock options activity for the three months ended September 30, 2025, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2025	227,508	27.22	1.46	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(109,335)	40.16	0.08	-
Outstanding as of September 30, 2025	118,173	15.25	1.78	-
Unvested as of September 30, 2025	-	-	-	-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s shares of common stock for those stock options that had exercise prices lower than the fair value of the Company’s shares of common stock.

Note 11 – Income Tax

For the three months ended September 30, 2025, and September 30, 2024, respectively, the Company did not recognize a provision or benefit for income taxes as it incurred net losses. In addition, the net deferred tax assets generated from net operating losses were fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

Note 12 – Loss per share

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the three months ended September 30,
	2025$	2024$
Basic and diluted loss per share – (dollars per share)	(0.02)	(0.29)
The loss and weighted average number of common stock used in the calculation of basic loss per share is as follows:
Total comprehensive loss for the year (in thousands)	(6,184)	(5,081)
- Weighted average number of common stock (number)	310,309,659	17,642,832

The Company notes that the diluted loss per share is the same as basic loss per share.

Note 13 – Related Party Transactions

Transactions between related parties are on commercial terms and conditions, no more favorable than those available to other parties unless otherwise stated.

There were no amounts payable to any related parties as of September 30, 2025 and June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This Quarterly Report contains forward-looking statements. This discussion and analysis contain forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in our Annual Report on Form 10-K, as filed with the SEC on September 29, 2025 (the “2025 Annual Report”). We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our accounting policies under U.S. GAAP are referred to in Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report. All amounts are in United States dollars, unless otherwise indicated.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30
	2025	2024	$ Change	% Change
Revenue from customers	$-	$74	$(74)	(100)%
Operating expenses:
Research and development	(1,120)	(2,896)	1,776	(61)%
General and administrative	(5,674)	(3,432)	(2,242)	65%
Total operating expenses	(6,794)	(6,328)	466	7%
Loss from operations	(6,794)	(6,254)	(540)	9%
Other income / (expense):
R&D tax incentive	389	811	(422)	(52)%
Foreign exchange gains (losses)	(13)	(5)	(8)	160%
Interest income	5	28	(23)	(82)%
Share of earnings(loss) of joint venture	6	-	6	100%
Total other income / (expenses), net	387	834	(447)	(54)%
Currency translation adjustment, net of tax	223	339	(116)	(34)%
Comprehensive loss	$(6,184)	$(5,081)	$(1,103)	22%

Revenue from Customers

We have not generated revenue for the three months end September 30, 2025 and we do not expect to generate material revenues unless and until our drug candidates are approved.

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

Research and development expenses decreased by $1.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to the completion of the IHL-42X safety and pharmacokinetics clinical trial and the pausing of patient recruitment in the Australian Phase 2 clinical trial for IHL-675A in rheumatoid arthritis. This decision was made to reallocate resources for the IHL675A program and focus on expanding research efforts in the United States, where an expedited regulatory pathway may be available. We have since resumed development activities for this candidate. The primary R&D expense for the period was the Phase 2/3 RePOSA clinical trial investigating IHL-42X in patients with OSA.

We generally expect research and development costs to increase as we progress our candidates through clinical trials. Although research and development activities are central to our business model, the successful development of our drug candidates is highly uncertain. There are numerous factors associated with the successful development of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future to the extent our development activities are successful. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our drug candidates. Our research and development expenses have varied, and our future research and development expenses may vary, significantly based on a wide variety of factors such as:

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

General and administrative expenses increased by $2.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily attributable to increases in executive and director compensation, additional consulting charges including recurring monthly fees from advisory firms, and the recognition of amortized share-based payment expenses in the current quarter.

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

Benefit from R&D tax incentive decreased by $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in the R&D tax incentive receivable for the three months ended September 30, 2025, was primarily due to a lower estimate based on historical experience of claims.

Foreign exchange losses and Interest Income

Foreign exchange losses increased by $8,000 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to favourable currency exchange rates. Interest income decreased over the same period, reflecting lower interest received from cash deposits.

Share of earnings (loss) of joint venture

Share of earnings (loss) of joint venture increased by $6,000 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to the investment in Mind Clinics Australia

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax, decreased by $116,000 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was due to the depreciation of the Australian dollar against the U.S. dollar. We maintain our consolidated financial statements in Australian dollars, our functional currency, while our financial statements are translated into U.S. dollars for reporting purposes.

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

We incurred total comprehensive losses of $6.2 million and $5.1 million for the three months ended September 30, 2025 and three months ended September 30, 2024, respectively. We incurred net losses of $6.4 million and $5.4 million for the three months ended September 30, 2025 and three months ended September 30, 2024, respectively. As of September 30, 2025, we had accumulated deficit of $164.0 million.

As of September 30, 2025, we had cash and cash equivalents of $73.3 million. Although we expect our negative cash flows from operating activities to continue, we believe our current cash balances, together with anticipated cash flows and available financing arrangements, provide sufficient resources to meet our obligations and sustain operations for at least one year from the issuance date of the financial statements included in this Quarterly Report.

For the three months ended September 30, 2025, we experienced net cash used in operating activities of $9.2 million, an increase of $7.0 million compared to the three months ended September 30, 2024. As of September 30, 2025, we had cash and cash equivalents of $73.3 million, an increase of $58.3 million compared to our cash and cash equivalents as of June 30, 2025 of $15.0 million. As of September 30, 2025, our current assets exceed our current liabilities by $76.6 million, a $63.7 million increase compared to the difference between our current assets and current liabilities as of June 30, 2025 of $13.0 million.

On October 22, 2025, the Company repurchased 1,480,000 shares of its common stock at a price of $0.41 per share, for a total cost of $600,000. This repurchase reduced the number of outstanding shares to 346,225,507 from 347,705,507. The Company will continue to assess market conditions and may deploy the buyback program at its discretion as appropriate.

Going Concern

Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Going Concern Basis

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash Flows

Comparison of cash flows for the three months ended September 30, 2025 and three months ended September 30, 2024

The following table summarizes our cash flows for the periods presented (in thousands):

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Net cash used in operating activities	$(9,163)	$(2,245)
Net cash used in investing activities	(42)	-
Net cash provided by financing activities	67,177	-
Net (decrease)/increase in cash	$57,972	$(2,245)

Net cash flows from operating activities

Cash used in operating activities increased by $6.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase due to an increase in trade and other payables.

Net cash flows from investing activities

Cash used in investing activities increased by $42,000 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to our investment in Mind Medicine Australia.

Cash flows from financing activities

Cash provided in financing activities increased by $67.2 million for the three months ended September 30, 2025 and the three months ended September 30, 2024. The increase was due to share issuances under our ATM.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2025, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting which existed as of September 30, 2025, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures as previously reported in our 2025 Annual Report.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of September 30, 2025, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

Exhibit No.	Description
2.1	Deed of Amendment and Restatement to Scheme Implementation Deed, dated September 13, 2023, between Incannex Healthcare Limited and Incannex Healthcare Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.2	Certificate Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on May 27, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).
3.3	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
4.1	First Tranche Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
4.2	ELOC Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 6, 2024).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: November 14, 2025	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: November 14, 2025	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary