Form 10-Q
period 2025-12-31
Incannex Healthcare Inc.
filed 2026-02-13
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 13, 2026, the registrant had 358,329,368 shares of common stock outstanding.

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

ii

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Item 1A in our Annual Report on Form 10-K, as filed with the SEC on September 29, 2025 (the “2025 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$68,900	$15,039
Restricted cash	293	-
Prepaid expenses and other assets	431	791
Research and development (“R&D”) tax incentive receivable	5,054	4,132
Total current assets	74,678	19,962
Property, plant and equipment, net	108	227
Investment in joint venture	57	-
Operating lease right-of-use assets	163	258
Total assets	$75,006	$20,447
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,256	$6,104
Accrued expenses and other current liabilities	181	696
Operating lease liabilities, current	110	184
Total current liabilities	1,547	6,984
Operating lease liabilities, non-current	53	74
Total liabilities	1,600	7,058
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – 800,000,000 shares authorized; 359,218,871 and 194,379,996 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	36	20
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and June 30, 2025, respectively	-	-
Additional paid-in capital	247,042	174,049
Accumulated deficit	(170,484)	(157,556)
Foreign currency translation reserve	(3,188)	(3,124)
Total stockholders’ equity	73,406	13,389
Total liabilities and stockholders’ equity	$75,006	$20,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended December 31,		For six months ended December 31,
	2025	2024	2025	2024
Revenue from customers	-	12	-	86
Operating expenses:
Research and development	(2,280)	(1,414)	(3,401)	(4,310)
General and administrative	(4,715)	(3,602)	(10,388)	(7,034)
Total operating expenses	(6,995)	(5,016)	(13,789)	(11,344)
Loss from operations	(6,995)	(5,004)	(13,789)	(11,258)
Other income, net:
R&D tax incentive	482	956	871	1,767
Foreign exchange gains/(losses)	(24)	(326)	(37)	(331)
Interest expense	-	(171)	-	(171)
Interest income	5	28	10	57
Change in fair value of convertible rights	-	(179)	-	(179)
Change in fair value of warrant liabilities	-	(103)	-	(103)
ELOC commitment fee	-	(1,095)	-	(1,095)
Share of earnings (loss) of joint venture	11	-	17	-
Total other income, net	474	(890)	861	(55)
Loss before income tax expense	(6,521)	(5,894)	(12,928)	(11,313)
Net loss	$(6,521)	$(5,894)	$(12,928)	$(11,313)
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	(287)	(414)	(64)	(75)
Total comprehensive loss	$(6,808)	$(6,308)	$(12,992)	$(11,388)
Net loss per share: Basic and diluted	$(0.02)	$(0.33)	$(0.04)	$(0.65)
Weighted average number of shares outstanding, basic and diluted	349,464,317	17,624,422	329,984,356	17,563,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

					Foreign	Total
			Additional		currency	Stockholders’
			paid-in	Accumulated	translation	Equity
	Common Stock		capital	deficit	reserve	(Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2025	194,379,996	20	174,049	(157,556)	(3,124)	13,389
Stock-based compensation	-	-	2,626	-	-	2,626
Share issuance	153,325,511	15	69,450	-	-	69,465
Share issuance costs	-	-	(2,288)	-	-	(2,288)
Net loss	-	-	-	(6,407)	-	(6,407)
Currency translation adjustment, net of tax	-	-	-	-	223	223
Balance at September 30, 2025	347,705,507	35	243,837	(163,963)	(2,901)	77,008
Stock-based compensation	-	-	2,279	-	-	2,279
Share issuance	14,617,372	1	2,196	-	-	2,197
Share repurchase	(3,104,008)	-	(1,179)	-	-	(1,179)
Share issuance costs	-	-	(91)	-	-	(91)
Net loss	-	-	-	(6,521)	-	(6,521)
Currency translation adjustment, net of tax	-	-	-	-	(287)	(287)
Balance at December 31, 2025	359,218,871	36	247,042	(170,484)	(3,188)	73,406

					Foreign	Total
			Additional		currency	Stockholders’
			paid-in	Accumulated	translation	Equity
	Common Stock		capital	deficit	reserve	(Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2024	17,642,832	2	125,218	(110,671)	(3,332)	11,217
Stock-based compensation	-	-	459	-	-	459
Share issuance	-	-	-	-	-	-
Net loss	-	-	-	(5,420)	-	(5,420)
Currency translation adjustment, net of tax	-	-	-	-	339	339
Balance at September 30, 2024	17,642,832	2	125,677	(116,091)	(2,993)	6,595
Stock-based compensation	-	-	435	-	-	435
Convertible note conversion	-	-	-	-	-	-
Share issuance	142,403	-	242	-	-	242
Share issuance costs	-	-	-	-	-	-
Net loss	-	-	-	(5,894)	-	(5,894)
Currency translation adjustment, net of tax	-	-	-	-	(414)	(414)
Balance at December 31, 2024	17,785,235	2	126,354	(121,985)	(3,407)	964

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the six months ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,928)	$(11,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	190
Unrealized loss on foreign currency remeasurement	37	273
Non-cash expense of ELOC commitment	-	1,095
Stock-based compensation expense	4,905	894
Change in fair value of warrant liabilities	-	103
Change in fair value of convertible rights	-	179
Non-cash interest expense	-	176
Change in operating assets and liabilities:
Prepaid expenses and other current assets	350	146
R&D tax incentive	(922)	2,627
Securities pledged	-	(1,383)
Trade and other payables	(5,352)	(859)
Net cash used in operating activities	(13,785)	(7,872)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6)	(8)
Investment of joint venture	(40)	-
Net cash used in investing activities	(46)	(8)
Cash flows from financing activities:
Proceeds received from facility agreement	-	4,282
Repayment of facility agreement	-	(2,898)
Proceeds from share issuance	71,662	-
Share issuance costs	(2,379)	-
Proceeds from issuance of convertible debt	-	2,779
Debt issuance costs	-	(113)
Share repurchase	(1,179)	-
Net cash provided by financing activities	68,104	4,050
Effect of exchange rate changes on cash and cash equivalents	(119)	70
Net increase/(decrease) in cash, cash equivalents, and restricted cash	54,272	(3,830)
Cash and cash equivalents, and restricted cash at beginning of period	15,039	5,858
Cash and cash equivalents, and restricted cash at end of period	$69,193	$2,098

Non-cash investing and financing activities
Issuance of ELOC warrants at initial fair value	-	1,284
Issuance of convertible note warrants at initial fair value	-	543
Issuance of convertible rights at initial fair value	-	449
Total	-	2,276

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2025, and its results of operations for the three and six months ended December 31, 2025, and 2024, and cash flows for the six months ended December 31, 2025, and 2024. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 (the “2025 Annual Report”).

Going Concern Basis

The financial report has been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

The Company has incurred total comprehensive losses of $13.0 million and $11.4 million for the six months ended December 31, 2025 and 2024, respectively, and experienced net cash outflows from operating activities of $13.8 million and $7.9 million for the six months ended December 31, 2025 and 2024, respectively.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

As of December 31, 2025 and June 30, 2025, the Company had cash and cash equivalents of $68.9 million and $15.0 million, respectively, and current assets exceeded its current liabilities by $73.1 million and $13.0 million, respectively.

Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common stock, a debt financing facility, as well as funding from governmental bodies. The Company continues to plan for additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including pursuant to the at-the-market offering program, collaborations with other companies or other strategic transactions.

Based on the Company’s unrestricted cash and cash equivalents as of December 31, 2025, the Company anticipates that it will be able to fund its planned operating expenses and capital expenditure requirements for at least twelve months from the date of these financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Details of all controlled entities are set out in Note 1. All intercompany balances and transactions have been eliminated on consolidation.

Equity Method Investment

The Company has a joint venture with Mind Medicine Australia (“MMA”) to operate a psychedelic-assisted therapies services clinic in Melbourne, Australia. The Company owns 50% of MMA and does not have control over the joint venture. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other than-temporary loss in value.

The carrying value of equity method investments were $57,000 as of December 31, 2025.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Significant Accounting Policies

The following is provided to update the Company’s significant accounting policies disclosed in Note 2 to the Consolidated Financial Statements described in the 2025 Annual Report that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes.

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

Classification of the ELOC Warrants as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies”.

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

On February 5, 2025, Arena Investors converted a total of $100,000 debt into shares of Common Stock.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

On March 13, 2025 the Company repaid in full the outstanding Convertible Debenture, previously issued pursuant to that certain Securities Purchase Agreement dated as of September 6, 2024, by and between the Company and the Arena Investors, by making a cash payment of $3,851,111.00, representing the outstanding principal, interest, amounts and redemption premiums due as of February 28, 2025. In connection with the repayment of the Debenture, the September 2024 Purchase Agreement, the related security documents and that certain Equity Line Purchase Agreement, dated September 6, 2024, by and between the Company and Arena Investors were terminated except with respect to the indemnification and registration rights set forth therein. The (i) warrant to purchase up to 453,749 shares of Common Stock, previously issued to Arena Investors (the “Debenture Warrant”), (ii) Registration Rights Agreement, dated as of October 14, 2025, by and between the Company and Arena Investors and (iii) warrant to purchase up to 585,000 shares of Common Stock, previously issued to Arena Global pursuant to the Equity Line Purchase Agreement (the “ELOC Warrant”) remained in effect.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	December 31, 2025	June 30, 2025
	$	$
	(in thousands)
Unrestricted cash	68,900	15,039
Unrestricted cash equivalents	-	-
Total unrestricted cash and cash equivalents	68,900	15,039
Short-term restricted cash	293	-
Long-term restricted cash	-	-
Total restricted cash	293	-
Total unrestricted and restricted cash and cash equivalents	69,193	15,039

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash. Cash equivalents are reported at fair value.

Restricted Cash

The restricted cash, current balance of $0.3 million as of December 31, 2025, relates to cash restricted held by the Company’s brokerage in connection with the share repurchase program announced on August 21, 2025, as referenced in Note 12.

Note 3 – Prepaid expenses and other current assets

	December 31, 2025	June 30, 2025
	$	$
	(in thousands)
Prepayments[1]	186	297
GST recoverable	245	494
Total prepaid expenses and other current assets	431	791

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-675A clinical trials and scientific, marketing, and advertising subscription services.

Note 4 – R&D tax incentive receivable

	December 31, 2025	June 30, 2025
	$	$
	(in thousands)
R&D tax incentive receivable	5,054	4,132

R&D tax incentive is recorded within the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $0.9 million and $1.8 million for the six months ended December 31, 2025 and 2024, respectively.

Note 5 – Property, Plant and Equipment, net

	December 31, 2025	June 30, 2025
	$	$
	(in thousands)
Furniture, fittings and equipment	506	495
Assets under construction	-	-
Total property, plant and equipment, gross	506	495
Accumulated depreciation and amortization	(398)	(269)
Total property, plant and equipment, net	$108	$227

Depreciation expense is recorded within general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $0.1 million and $0.2 million for the six months ended December 31, 2025 and 2024, respectively.

Note 6 – Trade and other payables, accrued expenses and other current liabilities

	December 31, 2025	June 30, 2025
	$	$
	(in thousands)
Current liabilities
Trade payables	1,226	6,074
Contract liabilities	30	30
Total trade and other payables	1,256	6,104

Accrued expenses	133	661
Employee leave entitlements	48	35
Total accrued expenses and other current liabilities	181	696
Total trade and other payables, accrued expenses and other current liabilities	1,437	6,800

Trade and other payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying amounts are a reasonable approximation of fair value.

Note 7 – Leases

During fiscal year 2023, the Company entered into three lease agreements for its corporate head office in Sydney, Melbourne office and Clarion Clinic site. The leases have four, five and three-year terms respectively. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

Note 7 – Leases (continued)

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	December 31, 2025	June 30, 2025
Lease term (years)	0.90	1.32

Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases:

	December 31, 2025	June 30, 2025
	$	$
	(in thousands)
Operating lease cost	110	203

Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended December 31, 2025 and fiscal year June 30, 2025 was $0.1 million and $0.2 million respectively, and was included within net cash used in operating activities in the cash flows.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2025, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2026	94
June 30, 2027	49
June 30, 2028	33

Total minimum lease payments	176

Less amount representing interest	(13)

Total operating lease liabilities	163

As of December 31, 2025, the Company’s operating lease has a weighted-average remaining lease term of 0.90 years and a discount rate of 9.18%.

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

Note 9 – Stockholder’s equity/issued capital

Common Stock

The Company has one class of Common Stock. The Company’s amended and restated certificate of incorporation provides for the issuance of 800,000,000 authorized shares of Common Stock with one vote per share. Holders of Common Stock are entitled to receive any dividends as may be declared from time to time by the Company’s board of directors.

Note 10 – Stock-based payments

	For the six months ended December 31, 2025
	2025	2024
	$	$
	(in thousands)
Research and development	-	-
General and administrative	4,905	894
Total stock-based compensation expense	4,905	894

	For the three months ended December 31,
	2025	2024
	$	$
	(in thousands)
Research and development	-	-
General and administrative	2,279	435
Total stock-based compensation expense	2,279	435

Restricted Stock and Restricted Stock Units

A summary of the changes in the Company’s restricted stock unit and restricted stock activity for the three and six month period ended December 31, 2025, are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of June 30, 2025	40,767,047	0.23
Granted	150,630	1.64
Vested	(10,092,372)	0.24
Forfeited	-	-
Unvested and Outstanding as of December 31, 2025	30,825,305	0.23

Note 10 – Stock-based payments (continued)

	Number of Shares	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of September 30, 2025	40,867,523	0.23
Granted	50,154	0.39
Vested	(10,092,372)	0.24
Forfeited	-	-
Unvested and Outstanding as of December 31, 2025	30,825,305	0.23

Stock Options

A summary of the changes in the Company’s stock options activity for the three and six months ended December 31, 2025, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2025	227,508	27.22	1.46	-
Granted	-	-	0.00	-
Exercised	-	-	0.00	-
Cancelled or forfeited	(109,335)	40.16	0.08	-
Outstanding as of December 31, 2025	118,173	15.25	1.78	-
Unvested as of December 31, 2025	-	-	0.00	-

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of September 30, 2025	118,173	15.25	1.78	-
Granted	-	-	0.00	-
Exercised	-	-	0.00	-
Cancelled or forfeited	-	-	0.00	-
Outstanding as of December 31, 2025	118,173	15.25	1.78	-
Unvested as of December 31, 2025	-	-	0.00	-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s Common Stock.

Note 11 – Income Tax

For the six months ended December 31, 2025, and December 31, 2024, respectively, the Company did not recognize a provision or benefit for income taxes as it incurred net losses. In addition, the net deferred tax assets generated from net operating losses were fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

Note 12 – Information on Share Repurchase Program

In August 2025, our Board of Directors authorized a $20 million share repurchase program pursuant to which the Company may repurchase up to $20 million of its outstanding shares of Common Stock. The share repurchase program has an expiration on August 30, 2026. Under the share repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions, accelerated share repurchase arrangements, or other methods permitted under applicable securities laws in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the three and six months ended December 31, 2025, the Company repurchased 3.1 million shares of its Common Stock at an aggregate cost of $1.5 million under the share repurchase program.

Note 13 – Loss per share

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the six months ended December 31,
	2025	2024
	$	$
Basic and diluted loss per share – (dollars per share)	(0.04)	(0.65)
The loss and weighted average number of shares used in the calculation of basic loss per share is as follows:
Total comprehensive loss (in thousands)	(12,992)	(11,388)
- Weighted average number of shares (number)	329,984,356	17,563,200

	For the three months ended December 31,
	2025	2024
	$	$
Basic and diluted loss per share – (dollars per share)	(0.02)	(0.33)
The loss and weighted average number of shares used in the calculation of basic loss per share is as follows:
Total comprehensive loss (in thousands)	(6,808)	(6,308)
- Weighted average number of shares (number)	349,464,317	17,624,422

The Company notes that the diluted loss per share is the same as basic loss per share.

Note 14 – Related Party Transactions

Transactions between related parties are on commercial terms and conditions, no more favorable than those available to other parties unless otherwise stated.

There were no amounts payable to any related parties as of December 31, 2025 and June 30, 2025.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	For the three months ended December 31,				For six months ended December 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue from customers	$-	$12	$(12)	(100)%	$-	$86	$(86)	(100)%
Operating expenses:
Research and development	(2,280)	(1,414)	(866)	61%	(3,401)	(4,310)	909	(21)%
General and administrative	(4,715)	(3,602)	(1,113)	31%	(10,388)	(7,034)	(3,357)	48%
Total operating expenses	(6,995)	(5,016)	(1,979)	39%	(13,789)	(11,344)	(2,448)	22%
Loss from operations	(6,995)	(5,004)	(1,991)	40%	(13,789)	(11,258)	(2,534)	22%
Other income / (expense):
R&D tax incentive	482	956	(474)	(50)%	871	1,767	(896)	(51)%
Foreign exchange gains (losses)	(24)	(326)	302	(93)%	(37)	(331)	294	(89)%
Interest income	5	28	(23)	(82)%	10	57	(47)	(82)%
Interest expense	-	(171)	171	(100)%	-	(171)	171	(100)%
Change in fair value of convertible rights	-	(179)	179	(100)%	-	(179)	179	(100)%
Change in fair value of warrant liabilities	-	(103)	103	(100)%	-	(103)	103	(100)%
ELOC commitment fee	-	(1,095)	1,095	(100)%	-	(1,095)	1,095	(100)%
Share of earnings (loss) of joint venture	11	-	11	-%	17	-	17	-%
Total other income / (expenses), net	474	(890)	1,364	(153)%	861	(55)	916	(1,665)%
Currency translation adjustment, net of tax	(287)	(414)	127	(31)%	(64)	(75)	11	(15)%
Comprehensive loss	$(6,808)	$(6,308)	$(500)	8%	$(12,992)	$(11,388)	$(1,604)	14%

Revenue from Customers

We have not generated revenue for the three and six months ended December 31, 2025, and we do not expect to generate material revenue unless and until our drug candidates are approved.

Operating Expenses

Research and development

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities.

Our R&D expenses include:

●	external costs incurred under agreements with contract research organizations, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies; and

●	internal costs, including R&D personnel-related expenses such as salaries, and benefits, as well as allocated facilities costs and dues and subscriptions.

We expense research and development costs as incurred.

Research and development expenses increased by $0.9 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase was primarily due to the late-stage and close-out costs associated with the IHL-42X safety and pharmacokinetics clinical trial. These costs were partially offset by the pausing of patient recruitment in the Australian Phase 2 clinical trial for IHL-675A in rheumatoid arthritis.

Research and development expenses decreased by $0.9 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The decrease was primarily due to the completion of the IHL-42X safety and pharmacokinetics clinical trial and the pausing of patient recruitment in the Australian Phase 2 clinical trial for IHL-675A in rheumatoid arthritis. These decisions were made to reallocate resources for the IHL675A program and focus on expanding research efforts in the United States, where an expedited regulatory pathway may be available. We have since resumed development activities for this candidate. The primary R&D expense for the period was the Phase 2/3 RePOSA clinical trial investigating IHL-42X in patients with OSA.

We generally expect research and development costs to increase as we progress our drug candidates through clinical trials. Although research and development activities are central to our business model, the successful development of our drug candidates is highly uncertain. There are numerous factors associated with the successful development of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future to the extent our development activities are successful. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our drug candidates. Our research and development expenses have varied, and our future research and development expenses may vary, significantly based on a wide variety of factors such as:

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

General and administrative expenses increased by $1.1 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase was primarily attributable to increases in recognition of amortized stock-based payment expenses in the current quarter and additional consulting charges including recurring monthly fees from advisory firms.

General and administrative expenses increased by $3.4 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The increase was primarily attributable to increases in recognition of amortized stock-based payment expenses in the current quarter and additional consulting charges including recurring monthly fees from advisory firms.

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

Benefit from R&D tax incentive decreased by $0.5 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease in the R&D tax incentive receivable for the three months ended December 31, 2025, was primarily due to a lower estimate based on historical experience of claims.

Benefit from R&D tax incentive decreased by $0.9 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The decrease in the R&D tax incentive receivable for the six months ended December 31, 2025, was primarily due to a lower estimate based on historical experience of claims.

Foreign exchange losses and Interest Income

Foreign exchange losses decreased by $0.3 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due to favorable currency exchange rates. Interest income decrease over the same period, reflecting lower interest received from cash deposits.

Foreign exchange losses decreased by $0.3 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, due to favorable currency exchange rates. Interest income decreased over the same period, reflecting lower interest received from cash deposits.

Share of earnings (loss) of joint venture

Share of earnings (loss) of joint venture increased by $17,000 for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, due to the investment in Mind Clinics Australia.

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax, decreased by $0.1 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was due to the appreciation of the Australian dollar against the U.S. dollar.

Currency translation adjustment, net of tax, increased by $0.1 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase was due to the appreciation of the Australian dollar against the U.S. dollar. We maintain our consolidated financial statements in Australian dollars, our functional currency, while our financial statements are translated into U.S. dollars for reporting purposes.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since inception and expect to incur substantial and increasing losses in the future as we expand our R&D activities in an effort to move our drug candidates into later stages of development.

We incurred total comprehensive losses of $13.0 million and $11.4 million for the six months ended December 31, 2025 and six months ended December 31, 2024, respectively. We incurred net losses of $12.9 million and $11.3 million for the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had accumulated deficit of $170.5 million. For the six months ended December 31, 2025, we experienced net cash used in operating activities of $13.8 million, an increase of $6.0 million compared to the six months ended December 31, 2024. In addition, during the three and six months ended December 31, 2025, the Company repurchased 3.1 million shares of its Common Stock at an aggregate cost of $1.2 million under the share repurchase program. The Company will continue to assess market conditions and may deploy the buyback program at its discretion as appropriate.

Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common stock, a debt financing facility, as well as funding from governmental bodies.

As of December 31, 2025, we had cash and cash equivalents of $68.9 million, an increase of $53.9 million compared to our cash and cash equivalents as of June 30, 2025 of $15.0 million. As of December 31, 2025, our current assets exceed our current liabilities by $72.0 million, a $59.9 million increase compared to the difference between our current assets and current liabilities as of June 30, 2025 of $13.0 million. Although we expect our negative cash flows from operating activities to continue, we believe our current cash balances, together with anticipated cash flows and available financing arrangements, provide sufficient resources to meet our obligations and sustain operations for at least one year from the issuance date of the financial statements included in this Quarterly Report. However, we could use our capital resources sooner than we expect. Our operating plans may change, and we may need additional funds sooner than planned. The process of testing drug candidates in pre-clinical and clinical studies is costly, and the timing of progress in studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability.

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including pursuant to the at-the-market offering program, collaborations with other companies or other strategic transactions. During the three months ended December 31, 2025, we sold 4,525,000 shares of our common stock pursuant to our at-the-market offering program. We paid commissions and fees of $75,000 to the sales agents in connection with these sales, resulting in net proceeds of $2.1 million. Any additional equity fundraising in the capital markets may be dilutive for our stockholders. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, completing acquisitions or declaring or paying dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates or future revenue streams or grant licenses on terms that are not favorable to us.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash Flows

Comparison of cash flows for the six months ended December 31, 2025 and 2024

The following table summarizes our cash flows for the periods presented (in thousands):

	For Six Months Ended December 31, 2025	For Six Months Ended December 31, 2024
Net cash used in operating activities	$(13,785)	$(7,872)
Net cash used in investing activities	(46)	(8)
Net cash provided by financing activities	68,104	4,050
Net increase/(decrease) in cash	$54,273	$(3,830)

Net cash flows from operating activities

Cash used in operating activities increased by $5.9 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase was due to a decrease in trade and other payables.

Net cash flows from investing activities

Cash used in investing activities increased by $38,000 for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The increase was due to our investment in Mind Medicine Australia.

Cash flows from financing activities

Cash provided by financing activities increased by $64.1 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase was due to stock issuances under our at-the-market offering program offsetting with stock repurchases under the share repurchase program.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of December 31, 2025, which have been prepared in accordance with “U.S. GAAP”. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements described in the 2025 Annual Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting which existed as of December 31, 2025, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures as previously reported in our 2025 Annual Report.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of December 31, 2025, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The number of shares of Common Stock repurchased by us under our share repurchase program and the average price paid per share for the three months ended December 31, 2025, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
October 2025 (10/1/2025 - 10/31/2025)	1,480,000	0.4054	1,480,000	19,400,008
November 2025 (11/1/2025 - 11/30/2025)	1,624,008	0.35465	1,624,008	18,824,054
December 2025 (12/1/2025 - 12/31/2025)	—	—	—	18,824,054
Total(1)	3,104.008		3,104,008	18,824,054

(1)	In August 2025, our board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to $20 million of its outstanding shares of Common Stock. The share repurchase program expires on August 30, 2026. Under the share repurchase program, the Company may repurchase shares from time to time in the open market, privately negotiated transactions, accelerated share repurchase arrangements, or other methods permitted under applicable securities laws, including in compliance with Rule 10b-18 of the Exchange Act. All purchases listed above were made in the open market at prevailing market prices.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Incannex Healthcare Inc.

Date: February 13, 2026	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: February 13, 2026	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary