Form 10-Q
period 2026-03-31
Incannex Healthcare Inc.
filed 2026-05-15
CIK 1873875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

As of May 15, 2026, the registrant had 11,964,554 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our ability to implement our product development and business strategies, including our ability to continue to pursue development pathways and regulatory strategies for IHL-42X, PSX-001, and IHL-675A and any of our other drug candidates;

●	estimates regarding market size and related future growth rates;

●	our research and development (“R&D”) activities, including clinical testing and manufacturing and the related costs and timing;

●	the possibility that we may be required to conduct additional clinical studies or trials for our drug candidates and the consequences resulting from the delay in obtaining necessary regulatory approvals;

●	the timing, scope or likelihood of regulatory filings and approvals, including the benefits of FDA Fast Track designation, and our ability to obtain and maintain regulatory approvals for our drug candidates for any indication;

●	the pricing, coverage and reimbursement of our drug candidates, if approved and commercialized;

●	the rate and degree of market acceptance and clinical utility of our drug candidates;

●	our ability to compete with other drugs or therapies currently marketed or in development for our target indications;

●	our expectations around feedback from and discussions with regulators, regulatory development paths and with respect to Controlled Substances Act designation;

●	our ability to obtain or maintain effective patent rights and other intellectual property protection for our drug candidates, and to prevent competitors from using technologies we consider important to the successful development and commercialization of our drug candidates;

●	our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations, plans regarding our share repurchase program and future capital raising needs or expectations;

●	our ability to commercialize drug candidates and to generate revenues;

●	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug candidates and our expectations regarding the sufficiency of our capital resources;

●	our ability to retain and attract qualified employees, directors, consultants and advisors;

ii

●	our ability to continue to comply with applicable privacy laws, cybersecurity requirements and protect confidential information from security breaches;

●	how recent and potential future changes in healthcare policy could negatively impact our business and financial condition;

●	the extent to which global economic and political developments, including existing regional conflicts, pandemics, natural disasters, tariffs and trade restrictions affecting the pharmaceutical and life sciences industry, and the indirect and/or long-term impact of inflation, will affect our business operations, supply chain, clinical trials, or financial condition; and

●	any statement of assumptions underlying any of the foregoing.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2025 (the “2025 Annual Report”). These risks are not exhaustive. Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

We may announce material business and financial information to our investors using our investor relations website (https://www.incannex.com/investors/). We therefore encourage investors and others interested in our company to review the information that we make available on our website. Our website and information included in or linked to our website are not part of this Quarterly Report.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INCANNEX HEALTHCARE INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$74,450	$15,039
Prepaid expenses and other assets	405	791
Research and development (“R&D”) tax incentive receivable	5,240	4,132
Total current assets	80,095	19,962
Property, plant and equipment, net	47	227
Investment in joint venture	27	-
Operating lease right-of-use assets	114	258
Total assets	$80,283	$20,447
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,632	$6,104
Accrued expenses and other current liabilities	223	696
Operating lease liabilities, current	72	184
Total current liabilities	1,927	6,984
Operating lease liabilities, non-current	42	74
Warrant Liabilities	3,080	-
Total liabilities	5,049	7,058
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 800,000,000 shares authorized; 13,683,121 and 6,479,333 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	41	20
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized; no shares issued or outstanding at each of March 31, 2026 and June 30, 2025	-	-
Additional paid-in capital	253,216	174,049
Accumulated deficit	(174,367)	(157,556)
Foreign currency translation reserve	(3,656)	(3,124)
Total stockholders’ equity	75,234	13,389
Total liabilities and stockholders’ equity	$80,283	$20,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Revenue from customers	-	-	-	86
Operating expenses:
Research and development	(321)	(2,735)	(3,721)	(7,045)
General and administrative	(3,727)	(2,268)	(14,115)	(9,302)
Total operating expenses	(4,048)	(5,003)	(17,836)	(16,347)
Loss from operations	(4,048)	(5,003)	(17,836)	(16,261)
Other income, net:
R&D tax incentive	82	421	953	2,188
Foreign exchange gains/(losses)	25	41	(12)	(290)
Interest expense	-	(132)	-	(303)
Interest income	6	4	16	60
Change in fair value of convertible rights	-	-	-	(179)
Change in fair value of warrant liabilities	380	1,824	380	1,721
Warrant issuance costs	(284)	(129)	(284)	(129)
Loss on extinguishment	-	(994)	-	(994)
ELOC commitment fee	-	-	-	(1,095)
Share of earnings (loss) of joint venture	(44)	-	(28)	-
Total other income, net	165	1,035	1,025	979
Loss before income tax expense	(3,883)	(3,968)	(16,811)	(15,282)
Income tax expense	-	-	-	-
Net loss	(3,883)	(3,968)	(16,811)	(15,282)
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	(468)	(88)	(532)	(163)
Total comprehensive loss	$(4,351)	$(4,056)	$(17,343)	$(15,445)
Net loss per share: Basic and diluted	$(0.35)	$(6.19)	$(1.51)	$(25.39)
Weighted average number of shares outstanding, basic and diluted	12,348,460	654,418	11,451,276	607,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2025	6,479,333	20	174,049	(157,556)	(3,124)	13,389
Stock-based compensation	-	-	2,626	-	-	2,626
Share issuance	5,110,850	15	69,450	-	-	69,465
Share issuance costs	-	-	(2,288)	-	-	(2,288)
Net loss	-	-	-	(6,407)	-	(6,407)
Currency translation adjustment, net of tax	-	-	-	-	223	223
Balance at September 30, 2025	11,590,183	35	243,837	(163,963)	(2,901)	77,008
Stock-based compensation	-	-	2,279	-	-	2,279
Share issuance	487,246	1	2,196	-	-	2,197
Share repurchase	(103,466)	-	(1,179)	-	-	(1,179)
Share issuance costs	-	-	(91)	-	-	(91)
Net loss	-	-	-	(6,521)	-	(6,521)
Currency translation adjustment, net of tax	-	-	-	-	(287)	(287)
Balance at December 31, 2025	11,973,963	36	247,042	(170,484)	(3,188)	73,406
Stock-based compensation	-	-	1,468	-	-	1,468
Share issuance	1,997,285	6	6,667	-	-	6,673
Share repurchase	(290,561)	(1)	(1,138)	-	-	(1,139)
Share issuance costs	-	-	(823)	-	-	(823)
Fractional adjustment	2,434
Net loss	-	-	-	(3,883)	-	(3,883)
Currency translation adjustment, net of tax	-	-	-	-	(468)	(468)
Balance at March 31, 2026	13,683,121	41	253,216	(174,367)	(3,656)	75,234

	Common Stock		Additional paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2024	588,094	2	125,218	(110,671)	(3,332)	11,217
Stock-based compensation	-	-	459	-	-	459
Share issuance	-	-	-	-	-	-
Net loss	-	-	-	(5,420)	-	(5,420)
Currency translation adjustment, net of tax	-	-	-	-	339	339
Balance at September 30, 2024	588,094	2	125,677	(116,091)	(2,993)	6,595
Stock-based compensation	-	-	435	-	-	435
Share issuance	4,747	-	242	-	-	242
Net loss	-	-	-	(5,894)	-	(5,894)
Currency translation adjustment, net of tax	-	-	-	-	(414)	(414)
Balance at December 31, 2024	592,841	2	126,354	(121,985)	(3,407)	964
Stock-based compensation	-	-	416	-	-	416
Convertible note conversion	2,138	-	100	-	-	100
Share issuance	323,246	-	10,726	-	-	10,726
Share issuance costs	-	-	(747)	-	-	(747)
Net loss	-	-	-	(3,968)	-	(3,968)
Currency translation adjustment, net of tax	-	-	-	-	(88)	(88)
Balance at March 31, 2025	918,225	2	136,849	(125,953)	(3,495)	7,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

(expressed in U.S. Dollars, unless otherwise stated)

	For the nine months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,811)	$(15,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	185
Unrealized loss on foreign currency remeasurement	12	338
Non-cash expense of ELOC commitment	-	1,097
Stock-based compensation expense	6,374	1,311
Change in fair value of warrant liabilities	(380)	(1,721)
Change in fair value of convertible rights	-	179
Non-cash interest expense	-	303
Loss on extinguishment	-	994
Change in operating assets and liabilities:
Prepaid expenses and other current assets	376	148
R&D tax incentive	(1,108)	2,222
Securities pledged	-	(1,397)
Trade and other payables	(4,894)	592
Net cash used in operating activities	(16,241)	(11,031)
Cash flows from investing activities:
Purchase of property, plant and equipment	(11)	(8)
Investment of joint venture	(53)	-
Net cash used in investing activities	(64)	(8)
Cash flows from financing activities:
Proceeds received from facility agreement	-	4,282
Repayment of facility agreement	-	(2,898)
Proceeds from share issuance	78,617	12,446
Share issuance costs	(3,202)	(744)
Warrant issuance costs	(284)	(125)
Proceeds from issuance of convertible debt	-	2,779
Repayment of convertible debt	-	(3,833)
Debt issuance costs	-	(113)
Share repurchase	(2,317)	-
Net cash provided by financing activities	72,814	11,794
Effect of exchange rate changes on cash and cash equivalents	2,901	98
Net increase in cash and cash equivalents	56,509	755
Cash and cash equivalents at beginning of period	15,039	5,858
Cash and cash equivalents at end of period	$74,450	$6,711

Non-cash investing and financing activities
Issuance of ELOC warrants at initial fair value	-	806
Issuance of convertible note warrants at initial fair value	-	341
Issuance of convertible rights at initial fair value	-	282
Issuance of Series A warrants at initial fair value	-	2,843
Partial conversion of convertible note	-	100
Issuance of Common Stock Warrants at initial fair value	3,460	-
Issuance of Pre-Funded Warrants at initial fair value	9	-
Total	3,469	4,372

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

Reverse Stock Split

As discussed below under the heading “Note 2—Significant Accounting Policies—Reverse Stock Split,” on February 26, 2026, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”). As a result of the Reverse Stock Split, all figures in this Quarterly Report on Form 10-Q relating to shares of Common Stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented, except as otherwise noted or required by context.

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three and nine months ended March 31, 2026, and 2025, and cash flows for the nine months ended March 31, 2026, and 2025. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on September 29, 2025 (the “2025 Annual Report”).

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Going Concern Basis

The financial report has been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

The Company has incurred total comprehensive losses of $17.3 million and $15.4 million for the nine months ended March 31, 2026 and 2025, respectively, and experienced net cash outflows from operating activities of $16.2 million and $11.0 million for the nine months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and June 30, 2025, the Company had cash and cash equivalents of $74.5 million and $15.0 million, respectively, and current assets exceeded its current liabilities by $78.2 million and $13.0 million, respectively.

Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of its Common Stock, a debt financing facility, as well as funding from governmental bodies. The Company continues to plan for additional capital through the sale of Common Stock in public offerings and/or private placements, debt financings, or through other capital sources, including pursuant to collaborations with other companies or other strategic transactions.

Based on the Company’s unrestricted cash and cash equivalents as of March 31, 2026, the Company anticipates that it will be able to fund its planned operating expenses and capital expenditure requirements for at least twelve months from the date of these financial statements.

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

The carrying value of equity method investments were $27,000 as of March 31, 2026.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry. The Company believes that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, drug candidates; performance of third-party clinical research organizations and manufacturers upon which the Company relies; protection of the Company’s intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees.

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

Registered Direct Offering

On March 12, 2026, the Company entered into a Securities Purchase Agreement with certain institutional investors, to which the Company agreed to issue and sell, in a registered direct offering (the “March 2026 Offering”), an aggregate of:

●	1,997,285 shares of Common Stock;

●	pre-funded warrants (the “March 2026 Pre-Funded Warrants”) to purchase up to 2,715 shares of Common Stock; and

●	common stock warrants (the “March 2026 Common Warrants”) to purchase up to 2,000,000 shares of Common Stock.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The securities were sold at a combined purchase price of $5.00 per share and accompanying March 26 Common Warrant, or $4.9999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Warrant. The March 2026 Common Warrants are exercisable for a period of five years from issuance at an exercise price of $6.50 per share. The March 2026 Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share.

The aggregate gross proceeds from the March 26 Offering were approximately $10.0 million before deducting placement agent fees and other offering expenses.

In connection with the March 26 Offering, the Company engaged Curvature Securities, LLC as sole placement agent.

The March 2026 Pre-Funded Warrants were accounted for and were classified as additional paid-in capital as part of the Company’s equity. Total incremental and direct issuance costs were deducted from additional paid-in-capital as they were allocated to shares of Common Stock and March 2026 Pre-Funded Warrants.

The March 2026 Common Warrants were classified as liabilities and accounted for at fair value and re-measured at each reporting date until exercise, expiration or modification that resulted in equity classification. Any change in the fair value of the March 2026 Common Warrants was recognized in the Consolidated Statements of Operations and Comprehensive Loss.

The issuance of Common Stock is recognized on its settlement date. Upon issuance, the Common Stock is recorded at its fair value.

Reverse Stock Split

On February 26, 2026, the Company effected the Reverse Stock Split of its issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split, every thirty (30) shares of issued and outstanding Common Stock were automatically converted into one (1) share of Common Stock, without any change in the par value per share. Any fractional shares of common stock from the Reverse Stock Split were rounded up to the next whole share.

Proportionate adjustments were made to the number of shares issuable and the per share exercise prices of all outstanding equity awards, as well as to the shares issued and issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of shares of common stock authorized.

All figures in this Quarterly Report on Form 10-Q relating to shares of Common Stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented, except as otherwise noted or required by context.

Equity-Line of Credit Purchase Agreement

On September 6, 2024, the Company entered into an equity line of credit Purchase Agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd (“Arena Global”). Under the ELOC Purchase Agreement, Arena Global had committed to purchase up to $50 million of Common Stock, at the Company’s direction from time to time, subject to the satisfaction of the conditions in the ELOC Purchase Agreement.

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

On December 9, 2024, in connection with the ELOC Purchase Agreement, the Company issued 4,747 shares of Common Stock as a commitment fee to Arena Global. On January 16, 2025, the Company issued 345 true-up shares of Common Stock to Arena Global. The Company evaluated that the costs incurred in connection with the commitment fee and the true-up shares did not meet the definition of an asset and, therefore, were expensed as incurred.

As additional consideration for Arena Global’s execution and delivery of the ELOC Purchase Agreement, the Company issued a five-year warrant (the “ELOC Warrant”) on October 31, 2024, exercisable for 19,500 shares of Common Stock with an exercise price equal to $49.50 per share.

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

The ELOC Purchase Agreement was terminated on March 13, 2025.

Convertible Debenture Financing

On September 6, 2024, the Company entered into a Securities Purchase Agreement (the “September 2024 Purchase Agreement”) with Arena Investors, LP (“Arena Investors”), which provided for the issuance of secured convertible debentures in an aggregate principal amount of up to $10 million at an aggregate purchase price of up to $9 million (a 10% original issue discount), divided into three separate tranches, each subject to closing conditions. Under the September 2024 Purchase Agreement, the conversion price of each secured convertible debenture equaled 115% of the closing price of the Common Stock on the trading day preceding the date of the issuance of the respective secured convertible debenture, subject to subsequent adjustments and alternative conversion prices based on the then-current trading price of the Common Stock on Nasdaq, as further detailed in the September 2024 Purchase Agreement. For each secured convertible debenture purchased under the September 2024 Purchase Agreement, the Company would have issued a warrant to the purchaser, exercisable to purchase up to the number of shares of Common Stock equal to 25% of the total principal amount of the related secured convertible debenture, divided by 115% of the closing price of the Company’s Common Stock on the trading day immediately preceding the applicable closing date. The Company was not obligated to issue warrants for any tranche that did not close. The exercise price of each warrant would have been 115% of the closing price of the Common Stock on the issuance date, and the warrants were to have a five-year term.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company completed the closing of the first tranche under the September 2024 Purchase Agreement for the issuance of a 10% original issue discount secured convertible debenture (the “First Tranche Debenture”) in the principal amount of $3.3 million at an aggregate purchase price of $3.0 million (a 10% original issue discount) to Arena Special Opportunities (Offshore) Master II LP (“Arena Opportunities”). The First Tranche Debenture provided for a payment-in-kind interest rate at 5.0% and would have matured on April 14, 2026. In addition, the Company issued a warrant to Arena Investors exercisable for up to 15,125 shares of Common Stock (the “First Tranche Warrant”), at an exercise price of $56.7 per share.

The net proceeds received from the issuance of the First Tranche Debenture, after deduction of expenses reimbursable to the Arena Investors, was $2.9 million.

The Company did not meet the closing conditions for the second and third tranche closings set forth in the September 2024 Purchase Agreement.

On November 6, 2024, and as required by the Company’s agreements in connection with the First Tranche Debenture, the Company filed a resale Registration Statement on Form S-1/A with the SEC, registering for resale up to 2,046,325 shares of Common Stock, including up to 336,700 shares of Common Stock issuable upon conversion of the First Tranche Debenture and up to 15,125 shares of Common Stock issuable upon the exercise of the First Tranche Warrant. This registration statement was declared effective on December 6, 2024.

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

On February 5, 2025, Arena Investors converted a total of $100,000 debt into shares of Common Stock.

On March 13, 2025 the Company repaid in full the outstanding First Tranche Debenture, previously issued pursuant to the September 2024 Purchase Agreement, by making a cash payment of $3.9 million, representing the outstanding principal, interest, amounts and redemption premiums due as of February 28, 2025. In connection with the repayment of the First Tranche Debenture, the September 2024 Purchase Agreement, the related security documents and that certain ELOC Purchase Agreement were terminated except with respect to the indemnification and registration rights set forth therein. The (i) First Tranche Warrant, (ii) Registration Rights Agreement, dated as of October 14, 2025, by and between the Company and Arena Investors and (iii) ELOC Warrant remained in effect. The First Tranche Warrant and ELOC Warrant have since been exercised in full.

The Company has accounted for the First Tranche Debenture as a financing transaction, wherein the net proceeds that were received were allocated to the financial instruments issued. Prior to making the accounting allocation, the Company evaluated the First Tranche Debenture under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract.

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

The Company evaluated that the First Tranche Warrant was a detachable freestanding instrument. The First Tranche Warrant included certain cash- settlement features in the event of a tender offer, which is outside the control of the Company, and that the exercise price was denominated in a currency (USD) other than the reporting entity’s functional currency (AUD), and thus failed to meet the equity scope exception in ASC 815-10-15-74(a). Therefore the instrument was not considered indexed to the reporting entity’s own stock. As such the First Tranche Warrants are classified as a liability and measured at fair value, with changes in fair value each period reported in earnings.

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

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Note 3 – Prepaid expenses and other current assets

	March 31, 2026	June 30, 2025
	$	$
	(in thousands)
Prepayments[1]	184	297
GST recoverable	221	494
Total prepaid expenses and other current assets	405	791

[1]	Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-42X clinical trials and scientific, marketing, and advertising subscription services.

Note 4 – R&D tax incentive receivable

	March 31, 2026	June 30, 2025
	$	$
	(in thousands)
R&D tax incentive receivable	5,240	4,132

R&D tax incentive is recorded within the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $1.0 million and $2.2 million for the nine months ended March 31, 2026 and 2025, respectively.

Note 5 – Property, Plant and Equipment, net

	March 31, 2026	June 30, 2025
	$	$
	(in thousands)
Furniture, fittings and equipment	572	495
Total property, plant and equipment, gross	572	495
Accumulated depreciation and amortization	(525)	(269)
Total property, plant and equipment, net	$47	$227

Depreciation expense is recorded within general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $0.2 million and $0.2 million for the nine months ended March 31, 2026 and 2025, respectively.

Note 6 – Trade and other payables, accrued expenses and other current liabilities

	March 31, 2026	June 30, 2025
	$	$
	(in thousands)
Current liabilities
Trade payables	1,602	6,074
Contract liabilities	30	30
Total trade and other payables	1,632	6,104

Accrued expenses	202	661
Employee leave entitlements	21	35
Total accrued expenses and other current liabilities	223	696
Total trade and other payables, accrued expenses and other current liabilities	1,855	6,800

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

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	March 31, 2026	June 30, 2025
Lease term (years)	0.57	1.32

Discount rate	9.18%	9.18%

The following table summarizes the lease costs pertaining to the Company’s operating leases:

	March 31, 2026	June 30, 2025
	$	$
	(in thousands)
Operating lease cost	169	203

Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended March 31, 2026 and fiscal year June 30, 2025 was $0.2 million and $0.2 million respectively, and was included within net cash used in operating activities in the cash flows.

Note 7 – Leases (continued)

The following table summarizes the future minimum lease payments due under operating leases as of March 31, 2026, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2026	40
June 30, 2027	50
June 30, 2028	33

Total minimum lease payments	123

Less amount representing interest	(9)

Total operating lease liabilities	114

As of March 31, 2026, the Company’s operating lease has a weighted-average remaining lease term of 0.57 years and a discount rate of 9.18%.

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

Note 9 – Stockholders’ equity/issued capital

Common Stock

The Company has one class of Common Stock. The Company’s amended and restated certificate of incorporation provides for 800,000,000 authorized shares of Common Stock. Each outstanding share of Common Stock has one vote per share. Holders of Common Stock are entitled to receive any dividends as may be declared from time-to-time by the Company’s board of directors.

Note 10 – Stock-based payments

	For the nine months ended March 31
	2026	2025
	$	$
	(in thousands)
General and administrative	6,373	1,310
Total stock-based compensation expense	6,373	1,310

	For the three months ended March 31,
	2026	2025
	$	$
	(in thousands)
General and administrative	1,468	416
Total stock-based compensation expense	1,468	416

Restricted Stock and Restricted Stock Units

A summary of the changes in the Company’s restricted stock unit and restricted stock activity for the three and nine month periods ended March 31, 2026, are as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of June 30, 2025	1,358,902	6.90
Granted	5,021	49.14
Vested	(336,412)	7.15
Forfeited	-	-
Unvested and Outstanding as of March 31, 2026	1,027,510	7.13

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of December 31, 2025	1,027,510	7.13
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested and Outstanding as of March 31, 2026	1,027,510	7.13

Note 10 – Stock-based payments (continued)

Stock Options

A summary of the changes in the Company’s stock options activity for the three and nine months ended March 31, 2026, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2025	7,584	816.62	1.46	-
Granted	-	-	0.00	-
Exercised	-	-	0.00	-
Cancelled or forfeited	(3,645)	1,218.25	0.08	-
Outstanding as of March 31, 2026	3,939	462.74	1.78	-
Unvested as of March 31, 2026	-	-	-	-

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of December 31, 2025	3,939	462.74	1.78	-
Granted	-	-	0.00	-
Exercised	-	-	0.00	-
Cancelled or forfeited	-	-	0.00	-
Outstanding as of March 31, 2026	3,939	462.74	1.78	-
Unvested as of March 31, 2026	-	-	-	-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Common Stock for those stock options that had exercise prices lower than the fair value of the Company’s shares of Common Stock.

Note 11 – Income Tax

For the nine months ended March 31, 2026 and March 31, 2025, respectively, the Company did not recognize a provision or benefit for income taxes as it incurred net losses. In addition, the net deferred tax assets generated from net operating losses were fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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

March 2026 Common Warrants

Classification of the March 2026 Common Warrants as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.”

Management considered whether the March 2026 Common Warrants displayed the three characteristics of a derivative under ASC 815 and concluded that the warrant meets the definition of a derivative. However, the March 2026 Common Warrants failed to meet the equity scope exception in ASC 815-10-15-74(a) and thus is classified as a liability measured at fair value, subject to remeasurement at each reporting period. This conclusion is based on the fact that the warrant includes certain cash-settlement features in the event of a tender offer, which is outside the control of the Company. As a result, the instrument is not considered to be indexed to the reporting entity’s own stock. The Company measured the March 2026 Common Warrants as a liability at fair value as at each reporting period with changes in fair value recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The March 2026 Common Warrants was classified as a Level 3 financial instrument in the fair value hierarchy and was valued using the Black-Scholes option pricing model (“BSOPM”). The following table presents the fair value of the warrant and the valuation assumptions under the BSOPM as of March 31, 2026 and at issuance.

	March 31, 2026	At Issuance
Fair Value (in thousands)	$3,080	$3,460
Exercise price	$6.50	$6.50
Common stock price	-	-
Expected option term (years)	5	5
Expected volatility	80.00%	80.00%
Risk free rate of return	3.85%	3.80%
Expected annual dividend yield	—%	—%

The changes in the fair value of the warrant liability resulted in a decrease of $0.4 million for the three months ended March 31, 2026.

Note 13 – Information on Share Repurchase Program

In August 2025, our Board of Directors authorized a $20 million share repurchase program pursuant to which the Company may repurchase up to $20 million of its outstanding shares of Common Stock. The share repurchase program has an expiration on August 30, 2026. Under the share repurchase program, the Company may repurchase shares of Common Stock from time-to-time in the open market or in privately negotiated transactions, accelerated share repurchase arrangements, or other methods permitted under applicable securities laws in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Note 14 – Loss per share

Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the nine months ended March 31,
	2026	2025
	$	$
Basic and diluted loss per share (dollars per share)	(1.51)	(25.39)
The loss and weighted average number of shares of common stock used in the calculation of basic loss per share is as follows:
Total comprehensive loss (in thousands)	(17,343)	(15,445)
- Weighted average number of shares of common stock (number)	11,451,276	607,962

	For the three months ended March 31,
	2026	2025
	$	$
Basic and diluted loss per share (dollars per share)	(0.35)	(6.19)
The loss and weighted average number of shares of common stock used in the calculation of basic loss per share is as follows:
Total comprehensive loss (in thousands)	(4,351)	(4,056)
- Weighted average number of shares of common stock (number)	12,348,460	654,418

The Company notes that the diluted loss per share is the same as basic loss per share.

Note 15 – Subsequent Events

Share Repurchase Program

From April 1, 2026 through May 15, 2026, the Company has repurchased 1.7 million shares of its Common Stock under the share repurchase program for aggregate consideration of approximately $6.8 million. In total to date, the Company has repurchased 2.1 million shares of its Common Stock under the share repurchase program for aggregate consideration of approximately $9.1 million. See Note 13, Information on Share Repurchase Program.

Settlement of Vendor Dispute

In May 2026, the Company entered into a settlement with a vendor with respect to a dispute regarding an outstanding invoice. Pursuant to the settlement, the Company agreed to pay the vendor $75,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This Quarterly Report contains forward-looking statements. This discussion and analysis contain forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2025 (the “2025 Annual Report”). We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our accounting policies under U.S. GAAP are referred to in Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report. All amounts are in United States dollars, unless otherwise indicated.

Overview

We are a clinical-stage biopharmaceutical company dedicated to developing innovative combination therapies for patients living with serious chronic conditions and significant unmet needs. Our lead clinical program, IHL-42X, is an oral fixed-dose combination of dronabinol and acetazolamide for the treatment of obstructive sleep apnea (“OSA”). IHL-42X has completed a Phase 2 clinical program (RePOSA) with positive results, has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”), and is currently being evaluated in the DReAMzz Phase 2 crossover dose-optimization study designed to further refine the dosing profile ahead of a planned Phase 3 registration program. PSX-001 is an oral synthetic psilocybin treatment in combination with psychological therapy for generalized anxiety disorder (“GAD”). PSX-001 has completed a Phase 2 proof-of-concept trial (PsiGAD1) with positive results, and we have received FDA approval of an Investigational New Drug application for PsiGAD2, a Phase 2b dose-comparison study being conducted at sites in the United States and the United Kingdom. IHL-675A is an oral fixed-dose combination of cannabidiol and hydroxychloroquine sulfate for rheumatoid arthritis, and is currently in Phase 2 clinical development. Each of these programs targets conditions that currently have limited, inadequate, or no approved pharmaceutical treatment options.

Recent Developments

Reverse Stock Split

On February 24, 2026, we filed with the Secretary of State of the State of Delaware an amendment (the “Certificate of Amendment”) to our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of our common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-30 (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on February 26, 2026 (the “Effective Time”) and shares of our Common Stock began trading on a post-split basis at the open of trading on The Nasdaq Capital Market on February 27, 2026. At the Effective Time, every 30 shares of our issued and outstanding shares of Common Stock automatically converted into one share of Common Stock, without any change in the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding equity awards, and to the number of shares issued and issuable under our stock incentive plans. No change was made to the number of shares of Common Stock authorized under the Certificate of Incorporation. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the Reverse Stock Split ratio were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share. With respect to outstanding Common Stock held in “street name” through a bank, broker or other nominee, fractional shares were rounded up at the participant level. Cash was not paid for fractional shares.

March 2026 Offering

On March 12, 2026, we entered into a Securities Purchase Agreement (the “March 2026 Purchase Agreement”) with certain institutional investors (the “March 2026 Investors”), pursuant to which we issued and sold, in a registered direct offering (the “March 2026 Offering”) (i) an aggregate of 1,997,285 shares of our Common Stock, (ii) pre-funded warrants to purchase up to 2,715 shares of our Common Stock (the “March 2026 Pre-Funded Warrants”), and (iii) common stock warrants to purchase up to 2,000,000 shares of our Common Stock (the “March 2026 Common Warrants”) at a combined purchase price of $5.00 per March 2026 Share and accompanying March 2026 Common Warrant, or $4.9999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Warrant. The March 2026 Common Warrants are exercisable for a period of five years commencing upon issuance, at an exercise price of $6.50 per share, subject to certain adjustments set forth therein. The March 2026 Pre-Funded Warrants became exercisable upon issuance and expire upon the exercise of the March 2026 Pre-Funded Warrants in full, at an exercise price of $0.0001 per share, subject to certain adjustments set forth therein. The aggregate gross proceeds to the Company from the March 2026 Offering were approximately $10 million before deducting the placement agent’s fees and related offering expenses.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	For the three months ended March 31,				For nine months ended March 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue from customers	$-	$-	$-	-%	$-	$86	$(86)	(100)%
Operating expenses:				-%				-%
Research and development	(321)	(2,735)	(2,414)	(88)%	(3,721)	(7,045)	(3,324)	(47)%
General and administrative	(3,727)	(2,268)	1,459	64%	(14,115)	(9,302)	4,813	52%
Total operating expenses	(4,048)	(5,003)	955	19%	(17,836)	(16,347)	(1,489)	(9)%
Loss from operations	(4,048)	(5,003)	955	19%	(17,836)	(16,261)	(1,575)	(10)%
Other income / (expense):				-%				-%
R&D tax incentive	82	421	(339)	(81)%	953	2,188	(1,235)	(56)%
Foreign exchange gains (losses)	25	41	(16)	(39)%	(12)	(290)	(278)	(96)%
Interest income	6	4	2	50%	16	60	(44)	(73)%
Interest expense	-	(132)	132	100%	-	(303)	303	100%
Change in fair value of convertible rights	-	-	-	-%	-	(179)	179	100%
Change in fair value of warrant liabilities	380	1,824	(1,444)	(79)%	380	1,721	(1,341)	(78)%
Warrant issuance costs	(284)	(129)	-155	(120)%	(284)	(129)	(155)	(120)%
Loss on extinguishment	-	(994)	994	100%	-	(994)	994	100%
ELOC commitment fee	-	-	-	-%	-	(1,095)	1,095	100%
Share of earnings (loss) of joint venture	(44)	-	44	100%	(28)	-	28	100%
Total other income / (expenses), net	165	1,035	(870)	(84)%	1,025	979	46	5%
Currency translation adjustment, net of tax	(468)	(88)	380	432%	(532)	(163)	369	226%
Comprehensive loss	$(4,351)	$(4,056)	$(295)	(7)%	$(17,343)	$(15,445)	$(1,898)	(12)%

Revenue from Customers

We have not generated revenue for the three and nine months end March 31, 2026 and we do not expect to generate material revenues unless and until our drug candidates are approved.

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

Research and development expenses decreased by 2.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and by 3.3 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The decrease was primarily due to the completion of the IHL-42X safety and pharmacokinetics clinical trial. R&D expenses for the period were primarily related to PSX-001 and IHL-42X clinical trials and scientific, marketing, and advertising subscription services.

We generally expect research and development costs to increase as we progress our drug candidates through clinical trials, including with respect to our Phase 2 crossover dose-optimization study (DReAMzz) investigating IHL-42X in patients with OSA. Although research and development activities are central to our business model, the successful development of our drug candidates is highly uncertain. There are numerous factors associated with the successful development of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future to the extent our development activities are successful. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our drug candidates. Our research and development expenses have varied, and our future research and development expenses may vary, significantly based on a wide variety of factors such as:

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

General and administrative expenses increased by $1.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to increase in recognition of amortized stock-based payment expenses in the current quarter.

General and administrative expenses increased by $4.8 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The increase was primarily attributable to increases in recognition of amortized stock-based payment expenses in the current quarter and additional consulting charges including recurring monthly fees from advisory firms.

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

Benefit from R&D tax incentives

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

Benefit from R&D tax incentive decreased by $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in the R&D tax incentive receivable for the three months ended March 31, 2026, was primarily due to a lower estimate

Benefit from R&D tax incentive decreased by $1.2 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The decrease in the R&D tax incentive receivable for the nine months ended March 31, 2026, was primarily due to a lower estimate.

Foreign exchange gains/(losses) and Interest Income

Foreign exchange gains decreased by $16,000 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to unfavorable currency exchange rates. Interest income increased over the same period, reflecting higher interest received from cash deposits.

Foreign exchange losses decreased by $0.3 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, due to favorable currency exchange rates. Interest income decrease over the same period, reflecting lower interest received from cash deposits.

Share of earnings (loss) of joint venture

Share of loss of joint venture increased by $44,000 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to the losses generated from the Company’s investment in Mind Clinics Australia.

Share of loss of joint venture increased by $28,000 for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, due to the losses generated from the Company’s investment in Mind Clinics Australia.

Currency translation adjustment, net of tax

Currency translation adjustment, net of tax, increased by $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due to the appreciation of the Australian dollar against the U.S. dollar

Currency translation adjustment, net of tax, increased by $0.4 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase was due to the appreciation of the Australian dollar against the U.S. dollar.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since inception and expect to incur substantial and increasing losses in the future as we expand our R&D activities in an effort to move our drug candidates into later stages of development.

We incurred total comprehensive losses of $17.3 million and $15.4 million for the nine months ended March 31, 2026 and nine months ended March 31, 2025, respectively. We incurred net losses of $4.4 million and $4.1 million for the nine months ended March 31, 2026 and nine months ended March 31, 2025, respectively. As of March 31, 2026, we had accumulated deficit of $174.4 million. For the nine months ended March 31, 2026, we experienced net cash used in operating activities of $16.2 million, an increase of $5.2 million compared to the nine months ended March 31, 2025.

In addition, during nine months ended March 31, 2026, we repurchased 0.4 million shares of our Common Stock at an aggregate cost of $2.3 million under the share repurchase program. Subsequent to quarter-end, from April 1, 2026 through May 15, 2026, we have repurchased an additional 1.7 million shares of our Common Stock under the share repurchase program for aggregate consideration of approximately $6.8 million. In total to date, we have repurchased 2.1 million shares of our Common Stock under the share repurchase program for aggregate consideration of approximately $9.1 million. We will continue to assess market conditions and may deploy the share repurchase program in its discretion as appropriate.

Our material cash requirements for the next twelve months are expected to consist primarily of costs associated with our clinical development activities, payments to contract research organizations, contract manufacturers and consultants, personnel and public-company costs, lease obligations and other working capital needs. Over the longer term, our cash requirements will depend on the timing, scope and results of our clinical development programs, regulatory interactions, manufacturing activities and any commercialization activities if we obtain regulatory approval for any drug candidate. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of Common Stock, a debt financing facility, as well as funding from governmental bodies. Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through the sale of Common Stock in public offerings and/or private placements, debt financings, or through other capital sources, including pursuant to the at-the-market offering program, collaborations with other companies or other strategic transactions. Any additional equity fundraising in the capital markets may be dilutive for our stockholders. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, completing acquisitions or declaring or paying dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates or future revenue streams or grant licenses on terms that are not favorable to us.

As of March 31, 2026, we had cash and cash equivalents of $74.5 million, an increase of $59.4 million compared to our cash and cash equivalents as of June 30, 2025 of $15.0 million. As of March 31, 2026, our current assets exceed our current liabilities by $78.2 million, a $65.2 million increase compared to the difference between our current assets and current liabilities as of June 30, 2025 of $13.0 million. Although we expect our negative cash flows from operating activities to continue, we believe our current cash balances, together with anticipated cash flows and available financing arrangements, provide sufficient resources to meet our obligations and sustain operations for at least one year from the issuance date of the financial statements included in this Quarterly Report. However, we could use our capital resources sooner than we expect. Our operating plans may change, and we may need additional funds sooner than planned. The process of testing drug candidates in pre-clinical and clinical studies is costly, and the timing of progress in studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash Flows

Comparison of cash flows for the nine months ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods presented (in thousands):

	For Nine Months Ended March 31, 2026	For Nine Months Ended March 31, 2025
Net cash used in operating activities	$(16,241)	$(11,031)
Net cash used in investing activities	(64)	(8)
Net cash provided by financing activities	72,814	11,794
Net increase in cash	$56,509	$755

Net cash flows from operating activities

Cash used in operating activities increased by $5.2 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase was due to a decrease in trade and other payables.

Net cash flows from investing activities

Cash used in investing activities increased by $56,000 for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The increase was due to our investment in Mind Medicine Australia.

Cash flows from financing activities

Cash provided by financing activities increased by $61.0 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase was due to stock issuances under our at-the-market offering program and the March 2026 Offering, partially offset repurchases effected under our share repurchase program.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2026, which have been prepared in accordance with U.S. generally accepted accounting principles “U.S. GAAP”. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Benefit from R&D Tax Incentive

Benefit from R&D tax incentive consists of the R&D tax incentive received in Australia, which is recorded within other income (expense), net. We recognize grants once both of the following conditions are met: (i) we are able to comply with the relevant conditions of the grant and (ii) the grant is receivable.

March 2026 Common Warrants

The March 2026 Common Warrants are recognized under ASC 815. The March 2026 Common Warrants failed to meet the equity scope exception in ASC 815-10-15-74(a) and thus are classified as a liability measured at fair value, subject to remeasurement at each reporting period. This conclusion is based on the fact that the March 2026 Common Warrants include certain cash-settlement features in the event of a tender offer, which is outside the control of the Company, and that the exercise price is denominated in a currency other than the reporting entity’s functional currency. As a result, the instrument is not considered to be indexed to the reporting entity’s own stock. We measured the March 2026 Common Warrants as a liability at fair value as at each reporting period with changes in fair value recognized as other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).

The March 2026 Common Warrants was classified as a Level 3 financial instrument in the fair value hierarchy and was valued using the Black-Scholes option pricing model.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are permitted to omit information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting which existed as of March 31, 2026, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures as previously reported in our 2025 Annual Report.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of March 31, 2026, relating to the documentation of accounting policies and procedures, particularly relating to the correct application of complex accounting measures.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding this material weakness, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered by this Quarterly Report in all material respects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We and our subsidiaries are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The number of shares of Common Stock repurchased by us under our share repurchase program and the average price paid per share for the three months ended March 31, 2026, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
January 2026 (1/1/2026 - 1/31/2026)	29,650	9.69	29,650	18,536,817
February 2026 (2/1/2026 - 2/28/2026)	-	-	-	18,536,817
March 2026 (3/1/2026 - 3/31/2026)	260,911	3.28	260,911	17,681,029
Total(1)	290,561		290,561	17,681,029

(1)

In August 2025, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $20 million of our outstanding shares of Common Stock. The share repurchase program expires on August 30, 2026. Under the share repurchase program, the Company may repurchase shares from time to time in the open market, privately negotiated transactions, accelerated share repurchase arrangements, or other methods permitted under applicable securities laws, including in compliance with Rule 10b-18 of the Exchange Act. All purchases listed above were made in the open market at prevailing market prices.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

Exhibit No.	Description
2.1	Deed of Amendment and Restatement to Scheme Implementation Deed, dated September 13, 2023, between Incannex Healthcare Limited and Incannex Healthcare Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.1	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on May 27, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on February 24, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).
3.4	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
10.1^	Form of Securities Purchase Agreement, dated as of March 12, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
10.2	Placement Agency Agreement, dated as of March 12, 2026 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: May 15, 2026	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: May 15, 2026	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary