Form 10-K
period 2026-06-30
Incannex Healthcare Inc.
filed 2026-09-25
CIK 1873875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-41106
Incannex Healthcare Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-2403210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rialto South Tower Level 23, 525 Collins Street, Melbourne VIC 3008 Australia	Not applicable
(Address of principal executive offices)	(Zip Code)
+61 409 840 786
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IXHL	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of $10.74 of the common stock on the Nasdaq Capital Market as of December 31, 2025, was approximately $123.5 million. The calculation of the aggregate market value of the common stock held by non-affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 24, 2026, there were 12,544,627 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from certain filed portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

i

Trademarks
We own or have rights to trademarks and trade names that we use in connection with the operation of our business, including our corporate name, logos, product names and website names. Solely for your convenience, some of the trademarks and trade names referred to in this annual report on Form 10-K for the fiscal year ended June 30, 2026 (“Annual Report”) are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, other factors and assumptions, including the risks described in “Risk Factors” and elsewhere in this Annual Report, regarding, among other things:
•our ability to implement our product development and business strategies, including our ability to continue to pursue development pathways and regulatory strategies for IHL-42X, PSX-001, and IHL-675A and any of our other drug candidates;
•estimates regarding market size and related future growth rates;
•our research and development (“R&D”) activities, including clinical testing and manufacturing and the related costs and timing;
•the possibility that we may be required to conduct additional clinical studies or trials for our drug candidates and the consequences resulting from the delay in obtaining necessary regulatory approvals;
•the timing, scope or likelihood of regulatory filings and approvals and our ability to obtain and maintain regulatory approvals for our drug candidates for any indication;
•the pricing, coverage and reimbursement of our drug candidates, if approved and commercialized;
•the rate and degree of market acceptance and clinical utility of our drug candidates;
ii

•our ability to compete with other drugs or therapies currently marketed or in development for our target indications;
•our expectations around feedback from and discussions with regulators, regulatory development paths and with respect to Controlled Substances Act designation;
•our ability to obtain or maintain effective patent rights and other intellectual property protection for our drug candidates, and to prevent competitors from using technologies we consider important to the successful development and commercialization of our drug candidates;
•our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
•our ability to commercialize drug candidates and to generate revenues;
•our financial condition, including our ability to obtain the funding necessary to advance the development of our drug candidates;
•our ability to retain and attract qualified employees, directors, consultants and advisors;
•our ability to continue to comply with applicable privacy laws and protect confidential information from security breaches;
•how recent and potential future changes in healthcare policy could negatively impact our business and financial condition;
•the extent to which global economic and political developments, including existing regional conflicts, pandemics, natural disasters, and the indirect and/or long-term impact of inflation, will affect our business operations, clinical trials, or financial condition; and
•any statement of assumptions underlying any of the foregoing.
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
iii

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company developing oral fixed-dose combination therapies and psychedelic-assisted treatments for serious chronic conditions. Our principal development priority is IHL-42X for obstructive sleep apnea. We are also evaluating the next clinical development plan for PSX-001 in generalized anxiety disorder and the potential for further development of IHL-675A in inflammatory conditions. Our aim is to offer patients additional treatment options where existing care does not adequately meet their needs.

IHL-42X, our lead drug candidate for the treatment of obstructive sleep apnea (“OSA”), is an oral fixed-dose combination of dronabinol and acetazolamide designed to act synergistically by targeting two different physiological pathways associated with the intermittent hypoxia and hypercapnia that characterize OSA. We completed the Phase 2 portion of our RePOSA Phase 2/3 clinical trial (the "RePOSA Study") in July 2025, in which we observed that IHL-42X reduced apnea hypopnea index (“AHI”), improved patient reported outcome measures and was well-tolerated in OSA patients. In December 2025, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for IHL-42X for the treatment of OSA. We have determined to conduct an additional dose confirmation study, the DReAMzz Study, to further optimize the ratio of dronabinol and acetazolamide prior to advancing into a Phase 3 clinical trial of IHL-42X. The DReAMzz Study is a Phase 2 dose confirmation crossover trial evaluating nine dose combinations of IHL-42X across approximately 120 subjects at 14 U.S. clinical sites. This study commenced in May 2026, began screening participants in July 2026, is currently enrolling participants, and is estimated to be completed in mid-2027. Results from the DReAMzz Study are expected to inform the design of a planned Phase 3 clinical trial for IHL-42X.

PSX-001, our other lead drug candidate in clinical development following completion of a Phase 2 trial, is an oral synthetic psilocybin treatment, administered in combination with psychological therapy for patients with moderate-to-severe generalized anxiety disorder (“GAD”). We completed a Phase 2 clinical trial, known as PsiGAD1, in the results of which we observed that the combination of synthetic psilocybin with psychotherapy significantly reduced anxiety scores and was well-tolerated in GAD patients. In this trial, statistically meaningful reductions in Hamilton Anxiety Rating Scores (“HAM-A scores”) were observed, with subjects in the investigational arm achieving an average 12.8-point reduction from baseline that was sustained for an 11-week follow up period. A greater than 50% reduction in HAM-A scores was observed in 44.1% of subjects receiving the experimental treatment and 27% of subjects in the treatment arm achieved full disease remission, a number five times higher than placebo. Improvements were also observed in secondary endpoint measures. PSX-001 was observed to be well-tolerated with no serious adverse events reported and only a single discontinuation across 73 patients. The majority of treatment emergent adverse events (“TEAEs”) were transient, mild to moderate in nature and consistent with the expected pharmacological effects of psilocybin. No signs of increased suicidality, psychosis, or prolonged psychological distress, concerns often cited with psychedelic treatments, were observed. We have a cleared Investigational New Drug (“IND”) application with the FDA. We are assessing options for the next steps in development of this asset, including adjustments to the design of the Phase 2 study.
IHL-675A is our drug candidate for the treatment of inflammatory conditions, with an initial focus on rheumatoid arthritis. IHL-675A is an oral fixed-dose combination of cannabidiol (“CBD”) and hydroxychloroquine sulfate designed to target two different pathways, acting synergistically to alleviate inflammation. In our Phase 1 clinical trial, IHL-675A was observed to be well-tolerated and bioavailable. In preclinical studies, IHL-675A was observed to reduce inflammatory markers and disease scores across multiple animal inflammatory disease models and in vitro assays. We initiated an Australian Phase 2 trial investigating IHL-675A in rheumatoid arthritis patients; however, in November 2024, we paused patient recruitment due to slower than anticipated enrollment and subsequently terminated the trial. Insufficient data was collected to make any conclusions on safety or efficacy of IHL-675A. We continue to assess the potential development strategies for IHL-675A in the treatment of rheumatoid arthritis and other inflammatory conditions while resource and capital allocation is focused on development of our lead assets.
These programs address distinct treatment needs. IHL-42X is being developed as an oral option for OSA, PSX-001 combines a pharmaceutical treatment with structured psychological therapy for GAD, and IHL-675A investigated a combination approach to inflammation. Our development priorities reflect the evidence available for each program and the work required to advance it to its next clinical milestone.

Clinical Progress During Fiscal 2026

During fiscal 2026, IHL-42X progressed from the completed Phase 2 portion of RePOSA to the initiation of the DReAMzz Study, with FDA Fast Track designation granted between those milestones. For PSX-001, we reported full PsiGAD1 results in August 2025 and continued to assess the next development plan. The detailed study descriptions below set out the evidence generated and the work now planned for each program.
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
We aim to maximize value to our stockholders and to provide important new treatment options to patients in need of new therapeutic options. Key elements of our strategy include:
•Advance our novel investigational lead drug candidates through pivotal and registrational clinical development programs. We are pursuing approval from the FDA through the submission of New Drug Applications (“NDAs”) for our lead drug candidates, IHL-42X and PSX-001. We plan to seek market authorization in the United States for our lead drug candidates and, following U.S. approval, we plan to strategically expand into the European Union, United Kingdom, Japan, Australia, and Canada. These regions represent significant opportunities due to their large healthcare systems, established regulatory frameworks, and high market demand for innovative therapies. By securing approvals in these key regions, we aim to maximize the global commercial potential of our lead drug candidates.
•Seek streamlined regulatory pathways for our lead drug candidates. In December 2025, the FDA granted Fast Track designation for IHL-42X for the treatment of OSA. We believe that each of our lead drug candidates may be eligible to qualify for one or more FDA expedited review programs (e.g. breakthrough therapy designation, accelerated approval, priority review and/or Fast Track designation). Each of these programs targets conditions that currently have limited, inadequate, or no approved pharmaceutical treatment options. FDA expedited review programs may facilitate the development and potentially expedite review of drugs to treat serious conditions and fill an unmet medical need. Where appropriate, we also intend to pursue the FDA’s 505(b)(2) pathway, enabling more efficient approval by leveraging existing data from approved products and established active ingredients.
•Maintain a strong intellectual property portfolio. We believe we have developed a global intellectual property strategy that supports our development and commercial objectives internationally. We are monitoring the results of our R&D programs to identify new intellectual property and intend to pursue protection in the United States, Europe, Japan, Israel, and other key global markets.
•Maximize the value of our pipeline and lead drug candidates. We are actively pursuing FDA registration for our lead drug candidates currently in development. Our approach focuses on advancing novel, scientifically validated therapies with strong clinical potential. Simultaneously, we will retain the flexibility to explore strategic partnerships, licensing agreements, and collaboration opportunities as they arise, with the objective of maximizing the value of our pipeline and approved lead drug candidates. These efforts are aligned with our commitment to delivering long-term value for our stockholders.
Development Progress and Next Milestones

IHL-42X: RePOSA Phase 2 was completed in July 2025 and FDA Fast Track designation was received in December 2025. The DReAMzz Study commenced in May 2026, with screening beginning in July 2026. The next major milestone is completion of the DReAMzz Study, estimated for mid-2027, followed by analysis to inform dose selection and the planned Phase 3 design.

PSX-001: The completed PsiGAD1 trial and FDA-cleared IND support evaluation of the next stage of development. The current focus is the next study design and how the program can be differentiated within GAD treatment. The next decision is finalization of the clinical development plan.

IHL-675A: Preclinical and Phase 1 work has been completed. The Australian Phase 2 trial was terminated following recruitment challenges and did not produce sufficient data for conclusions on safety or efficacy. We are evaluating future development strategies while prioritizing IHL-42X and PSX-001.

The estimated addressable global market opportunity for OSA medical devices is approximately US$8.2 billion, with an estimated compound annual growth rate (“CAGR”) of 7.33% from 2024 to 2029. Sales for GAD treatments in the United States reached approximately US$21 billion in 2023. The rheumatoid arthritis market in the United States reached US$25.37 billion in 2023 and is expected to exceed US$31.58 billion by 2033. We believe our drug candidate, IHL-675A, also has potential applications in other inflammatory conditions, such as inflammatory bowel disease, chronic obstructive pulmonary disease (“COPD”), and asthma. Sales for these other inflammatory conditions in the United States totaled US$3.6 billion in 2022. At present, we are primarily focusing on IHL-42X and PSX-001, but continue to evaluate strategies for IHL-675A when and as resources permit.

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
•IHL-42X and IHL-675A: These programs involve oral fixed-dose combinations in which the active agents target different components of disease pathophysiology. Having two drugs with independent mechanisms of action increases the likelihood of synergistic benefit beyond what either drug could achieve alone. Clinical data supports these synergistic advantages.
•PSX-001: Our psilocybin treatment comprises administration of PSX-001 with psychological support from trained therapists. Evidence suggests psilocybin may have beneficial effects across several mental health conditions, and the combination with structured therapy is designed to optimize outcomes and safety.
•Regulatory strategy: The development path for our cannabinoid programs enables pursuit of the FDA’s 505(b)(2) pathway. This approach may substantially reduce time from drug concept to in-human trials by leveraging existing nonclinical toxicology data for the individual agents.

•Geographic execution: Initial preclinical and early-stage clinical development was conducted primarily in Australia, providing cost efficiency and access to the Australian R&D rebate program. With this foundation, we believe we are well positioned to advance development under the FDA regulatory framework. We may continue to conduct certain smaller studies in Australia to generate supportive data while advancing pivotal trials under U.S. INDs.
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
A 2019 article published by The Lancet premised on literature-based analysis of 17 studies across 16 countries, estimated that OSA affects some 936 million adults worldwide. This figure is expected to increase due to the growing prevalence of obesity and an aging global population. Many people with OSA develop high blood pressure (hypertension), which can increase the risk of cardiovascular disease. OSA is considered a serious medical condition; the more severe the OSA, the greater the risk of coronary artery disease, heart attack, heart failure, stroke and shortened life span.
There are limited drug treatment options for OSA. Certain drug products containing tirzepatide, a GLP-1 agonist, are approved for treatment of OSA in obese patients. Tirzepatide is also approved to treat obesity, reducing body mass index. There is a well-established link between obesity and OSA risk, and one of the consequences of reducing body mass index in obese patients with OSA is improvement of OSA severity. However, tirzepatide does not treat the pathophysiological mechanisms of OSA outside of obesity and is not an available option for non-obese OSA patients, which is estimated to be greater than 60% of the OSA patient population.
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
Despite this spending, existing options remain poorly tolerated, inadequate or invasive for a large share of patients, underscoring the significant unmet need for a well-tolerated, oral pharmacological alternative.

IHL-42X in OSA
IHL-42X is our lead drug candidate and is an oral fixed-dose combination of acetazolamide, a carbonic anhydrase inhibitor approved for various indications, and dronabinol, a synthetic form of delta-9-tetrahydrocannabinol (“THC”) approved for the treatment of nausea, vomiting and loss of appetite. Both agents have been shown in clinical studies to reduce the AHI. We believe that the activity of dronabinol on cannabinoid receptors causes dilation of the airway, and acetazolamide induces modest metabolic acidosis, signaling to the body that there is excess CO2 in the blood, thus increasing respiration. By combining two agents with mechanisms known to reduce AHI in one pharmaceutical formulation, we believe IHL-42X may have therapeutic benefit at lower doses of each constituent drug that are safe and tolerable. In December 2025, the FDA granted Fast Track designation for IHL-42X for the treatment of OSA.
Phase 2 Clinical Trial for IHL-42X for OSA
We completed an initial Phase 2 proof-of-concept clinical trial in Australia (n=11) to investigate the safety and efficacy of IHL-42X for the treatment of OSA. In this single-blind, placebo-controlled crossover study, IHL-42X was observed to reduce AHI at all three dose strengths tested, with the lowest dose (2.5 mg dronabinol + 125 mg acetazolamide) reducing AHI by an average of 50.7% relative to baseline. IHL-42X was observed to be well-tolerated with no serious adverse events at any dosage level, and THC was cleared below the common threshold for impaired driving by the morning after dosing with the lowest dose investigated in the study. This study established proof-of-concept, supported our FDA IND submission, and informed the design of the subsequent RePOSA Study as well as the DReAMzz Study dose confirmation study.

Bioavailability/Bioequivalence Clinical Trial
We also conducted a bioequivalence/bioavailability (“BA/BE”) clinical trial for IHL-42X to assess the pharmacokinetics and tolerability of IHL-42X’s active pharmaceutical ingredients, dronabinol and acetazolamide, in comparison to FDA reference listed drugs. In January 2025, we announced positive topline results confirming bioavailability of IHL-42X, with PK profiles similar to the reference listed drugs and no serious adverse events reported. We expect the outcomes of the BA/BE trial will serve as a bridging mechanism to the reference listed drugs, potentially facilitating regulatory approval via the FDA 505(b)(2) regulatory pathway.

Phase 2/3 Clinical Trial of IHL-42X in Patients with OSA (the “RePOSA Study”)
The RePOSA Study was a randomized, double-blind Phase 2/3 clinical trial investigating the effect of IHL-42X in patients with OSA who are non-compliant, intolerant or naïve to PAP devices, such as CPAP, to determine the safety and efficacy of the drug candidate. The study enrolled 121 subjects across 16 clinical trial sites in the United States and was conducted in accordance with an IND cleared by the FDA.

The primary endpoint of the RePOSA Study was the change in AHI as compared to baseline. Key secondary endpoints included changes in patient sleep quality, sleep-related impairments and fatigue. Other secondary endpoints included changes in oxygen saturation index, hypoxic burden and sleepiness. Exploratory endpoints included changes in sleep architecture, cognitive function, blood pressure and other biomarkers identified for those at risk for OSA. The Phase 2 portion was a four-week, dose-ranging, three-arm (IHL-42X low dose (2.5 mg dronabinol + 125 mg acetazolamide), IHL-42X high dose (5 mg dronabinol + 250 mg acetazolamide) and placebo) trial designed to determine the optimal dose of IHL-42X based on safety and efficacy in OSA patients. The Phase 3 portion of the trial was originally designed as a 52-week, four-arm (IHL-42X, dronabinol, acetazolamide and placebo), factorial trial that would compare the optimal dose of IHL-42X to the component APIs, dronabinol and acetazolamide, at equivalent doses, as well as placebo.
The Phase 2 portion of the RePOSA Study was completed in July 2025 and demonstrated statistically and clinically significant improvements across multiple key endpoints for patients receiving IHL-42X compared to placebo, highlighting its potential to reduce OSA severity and enhance patient quality of life:
•AHI: The low-dose and high-dose IHL-42X groups achieved a statistically significant reduction in percent change in AHI from baseline compared to placebo (p<0.05), the primary measure of OSA severity. Maximum reductions in AHI were observed at up to 83% for the high-dose group and up to 79% for the low-dose group. Notably, 33.3% of patients in the low-dose group and 41.2% in the high-dose group achieved a greater than 30% reduction in AHI, while 13.9% (low-dose) and 14.7% (high-dose) experienced reductions exceeding 50%, demonstrating a strong therapeutic response in a substantial subset of the population.

•Patient Global Impression of Change (“PGI-C”) Sleep Related Impairment: The low-dose IHL-42X group showed statistically significant improvement (p<0.05) in PGI-C, reflecting meaningful patient-perceived benefits.
•PGI-C Fatigue: Statistically significant improvement in PGI-C Fatigue was observed in the low-dose group, suggesting enhanced daytime alertness and reduced fatigue.
•ODI: Both low- and high-dose groups demonstrated statistically significant improvements in ODI, indicating better oxygenation during sleep.
•Patient-Reported Outcomes: IHL-42X led to clinically significant improvements in patient-reported outcome measures, including the Functional Outcomes of Sleep Questionnaire-10, Patient-Reported Outcomes Measurement Information System (“PROMIS”) Sleep-Related Impairment 8a, PROMIS Fatigue 7a, and ESS in both low- and high-dose groups, demonstrating enhanced sleep quality, reduced daytime fatigue, and improved daily functioning for patients with OSA.
•Polysomnography (“PSG”) Metrics: IHL-42X drastically improved objective sleep parameters as measured by PSG.
•Wake After Sleep Onset: Reduced by 29.8% in the high-dose arm, meaning patients spent less time awake during the night.
•AHI During Supine Sleep: Decreased by 30.3% in the high-dose arm, a critical improvement given supine sleep exacerbates apneic events.
•Rapid Eye Movement (“REM”) Sleep: IHL-42X did not reduce the proportion of time spent in REM sleep, as measured in the PSGs. This distinguishes IHL-42X from many drugs that are approved for other sleep indications, which are known to reduce the amount of time spent in REM sleep. REM is an important stage of sleep that contributes to memory consolidation, emotional regulation and brain health.
IHL-42X was also observed to be well-tolerated across both low- and high-dose cohorts. No serious adverse events were reported during the treatment period, and TEAEs were infrequent, with the majority being mild or moderate in severity. Structured exit interviews conducted in alignment with FDA guidance on Patient-Focused Drug Development reinforced the objective clinical findings. Of participants across the study, 57.6% reported a perceived improvement in their OSA, and of those reporting improvement, 89.5% described the change as meaningful to their daily lives. Reported benefits included improved sleep quality, feeling more refreshed in the morning, reduced daytime sleepiness and fatigue, fewer cognitive disturbances, and greater ease in completing daily responsibilities.

Following completion of the Phase 2 portion of the RePOSA Study and subsequent FDA interactions, we determined to conduct the DReAMzz Study to further optimize the dose ratio before initiating a Phase 3 trial.

Phase 2 Crossover Dose-Optimization Clinical Study for IHL-42X ("DReAMzz Study")

The DReAMzz Study is a Phase 2, randomized, double-blind, multidose crossover clinical trial designed to confirm the optimal dose of IHL-42X in subjects with OSA. The study consists of three separate four-way crossover dose-comparison studies, each conducted according to a Williams design. Each crossover study compares three dose strengths of IHL-42X to placebo. In total, nine combinations of dronabinol and acetazolamide are being evaluated, testing three levels of dronabinol (2.5 mg, 5 mg, and 7.5 mg) across three levels of acetazolamide (125 mg, 250 mg, and 375 mg). IHL-42X is self-administered orally once daily approximately one hour prior to bed for each 28-day treatment period, with seven-day periods between treatment periods. The study is expected to enroll approximately 120 subjects across 14 clinical trial sites in the United States.

The primary endpoint of this study is the change in AHI at the end of each 28-day treatment period compared to baseline, as measured by polysomnography. Key secondary endpoints include the percent change in AHI, changes in the Functional Outcomes of Sleep Questionnaire (FOSQ-10), Patient-Reported Outcomes Measurement Information System Fatigue 7a (PROMIS-Fatigue 7a), Patient-Reported Outcomes Measurement Information System Sleep-Related Impairment (PROMIS-SRI) 8a, Patient Global Impression of Severity (PGI-S), Patient Global Impression of Change (PGI-C), and the Patient-Reported Longitudinal Assessment Tool for OSA (PLATO). Safety and tolerability are assessed through monitoring of adverse events, clinical laboratory results, electrocardiograms, vital signs, and physical examinations.

The DReAMzz Study commenced in May 2026, with participant screening beginning in July 2026, and is currently enrolling participants. The study is estimated to be completed in mid 2027. Results from the DReAMzz Study are expected to inform the design of a planned Phase 3 clinical program.

Formulation Development and Manufacturing of IHL-42X

We engaged Procaps Group, S.A. (“Procaps”) for the manufacture of a specific oral fixed-dose formulation of IHL-42X for our clinical trials. Manufacturing of the initial supply for the DReAMzz Study has been completed and the drug product imported to the secondary packaging and labelling vendor in the United States in anticipation for delivery to sites for patient dosing. Continued process development and generation of corresponding data for planned NDA submission is ongoing.

Generalized Anxiety Disorder
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

PSX-001 for GAD
Our oral psilocybin lead drug candidate, PSX-001, is designed to be used in combination with psychological therapy from trained therapists that has been specifically designed for patients diagnosed with GAD. The therapy is designed to optimize patient safety and therapeutic outcomes in GAD with specific support before, during and after PSX-001 dosing sessions.
Our psilocybin treatment includes administration of two therapeutic doses of our lead drug candidate, PSX-001, with psychological support from trained therapists before, during and after each dose session. The psychotherapy comprises three distinct phases:
•Preparation psychotherapy: conducted following full enrollment and prior to the first dosing session with a key focus on explaining the concept of the trial and principles of the psychotherapy program to the patient, gaining and understanding of the patient’s presenting problem(s), establishing a safety plan and dosing day plan and conducting experiential exercises.
•Dosing sessions: the patients will be administered PSX-001 orally. Prior to dosing, the safety and dosing day plan are reviewed. Once the patient is deemed ready for dosing the dose will be administered and the study team will provide support for navigating the experience.
•Integration psychotherapy: conducted following the dosing sessions, with a key focus on reviewing the dosing session, identifying and exploring experiential avoidance that emerged in the dosing session and values-based actions.
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
In August 2025, we reported full results for this trial which demonstrated that the trial met its primary endpoint, supporting a clinical effect in the psilocybin treatment group compared to the placebo group. Statistically meaningful reductions in HAM-A scores were observed, with patients being treated with PSX-001 achieving an average 12.8-point reduction from baseline that was sustained for an 11-week follow-up period. A greater than 50% reduction in HAM-A scores was observed in 44.1% of patients receiving treatment, and 27% of patients receiving treatment achieved full disease remission, a number five times higher than placebo. Improvements were also observed in secondary endpoint measures including, (i) an average 7.4-point reduction in GAD 7-item scale scores, compared to a 3.5-point reduction for placebo (p<0.0004), (ii) a 6.0-point reduction in Sheehan Disability Scale scores, versus 1.3 points in the placebo group (p<0.007), (iii) a 3.9-point reduction in Patient Health Questionnaire-9 scores compared to just 0.3 points in the placebo group (p<0.005), and (iv) an improvement in Personal Wellbeing Index, also known as “quality of life,” by an average of 10.6 points in the Psi-GAD group versus 2.7 points for placebo - a statistically significant difference (p<0.002). PSX-001, within the context of psychotherapy, was observed to be well-tolerated with no serious adverse events reported. The majority of TEAEs were transient, mild to moderate in nature and consistent with the expected pharmacological effects of psilocybin. Only one of the 73 participants withdrew from the trial during the 7-week treatment program. No signs of increased suicidality, psychosis, or prolonged psychological distress, concerns often cited with psychedelic treatments, were observed.

Next Steps in PSX-001 Clinical Development
The FDA has completed its review of, and cleared, our IND, and authorized us to proceed with a Phase 2b clinical trial investigating PSX-001 in patients diagnosed with GAD. Recent developments in the GAD and overall mental health treatment space, specifically the use of psychedelics in these indications have led us to consider potential modifications to the strategies for development of PSX-001. We are making adjustments to the PSX-001 development plan, including the design of the Phase 2 study, that will help differentiate the drug product from potential competitors.

Development and Manufacture of Current Good Manufacturing Practices (“cGMP”) Psilocybin Drug Product
We have engaged Ardena US LLC (formerly Catalent Pharma Solutions LLC) for the development and cGMP manufacture of Incannex’s oral psilocybin lead drug candidate, PSX-001. This lead drug candidate will be used in our planned clinical trials.
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
IHL-675A

Rheumatoid Arthritis
IHL-675A	Phase 2	Ph2 Safety and Efficacy Study	•128 Patient, double-sided, safety and efficacy study •Strategy for IND opening clinical trial being developed
	Phase 1	Ph1 Safety and PK Study	•36 patient, Phase 1 safety and PK study •Study completed
IHL-675A is an oral fixed-dose combination drug candidate that contains synthetic CBD and hydroxychloroquine sulphate (“HCQ”) for the treatment of inflammatory conditions, with an initial focus on rheumatoid arthritis. Inflammatory conditions occur when the body’s immune system attacks its own tissues and organs causing inflammation, pain, discomfort, and damage to the affected tissues.
IHL-675A comprises a combination of hydroxychloroquine sulphate, an approved anti-rheumatic drug, and synthetic CBD. HCQ is a disease modifying antirheumatic drug that regulates the activity of the immune system, which may be overactive in some conditions. HCQ can modify the underlying disease process, rather than simply treating the symptoms. In our in vitro studies and disease model experiments, we observed that IHL-675A components, CBD and HCQ, act synergistically to inhibit production of key inflammatory cytokines and improve other key measures of disease severity. Based on the results of these experiments, we believe IHL-675A also has the potential for use in rheumatoid arthritis and other inflammatory conditions, such as acute respiratory distress syndrome, COPD, asthma, bronchitis and inflammatory bowel diseases such as colitis and Crohn’s disease. The rheumatoid arthritis market in the United States is growing rapidly with sales for rheumatoid arthritis treatments reaching US$25.37 billion in 2023. This market is expected to exceed US$31.58 billion by 2033.
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
Future Development
We continue to assess the potential directions for the future development of IHL-675A based on the positive preclinical and Phase 1 data while focus is on the lead assets. This includes investigation of how IHL-675A best addresses unmet needs in inflammatory disease patient populations and how it fits in with current treatment paradigms.

Secondary Assets and Additional Opportunities
While we are focusing our available resources on the continued development of our lead drug candidates, IHL-42X and PSX-001, in the above indications, we are also exploring the development of 25 other secondary assets where we believe proof-of-concept has been established in either preclinical studies, Phase 1 clinical trials or Phase 2 clinical trials.
These secondary drug candidates target a variety of potentially high-value indications, including topical cannabinoid candidates for various skin conditions (estimated global market size US$1.8 billion in 2021), a chewable candidate for smoking cessation (estimated global market size US$28.9 billion in 2024 with estimated 9.2% CAGR) and a candidate for the treatment of opioid addiction (estimated global market size of $4.59 billion in 2021). We also believe our drug candidate, IHL-675A, may be able to treat inflammatory bowel disease (estimated U.S. market size US$21 billion in 2021) and pulmonary inflammatory diseases such as COPD and asthma (estimated combined U.S. market size US$36.7 billion in 2022).
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

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our drug candidates. We have two primary patent families in our lead drug candidate, IHL-42X. As of September 1, 2026, our IHL-42X patent portfolio consists of two granted patents and 18 pending applications. The granted patents expire in 2041. The pending patent applications, if granted, are expected to expire as far out as 2041 to 2043. As of September 23, 2026, there are an additional five granted patents and 23 pending applications on cannabinoid combination products in our portfolio. These patents have expirations ranging from 2040 to 2043. These patent applications, if granted, are expected to provide protection through 2043. Patent applications in each of the families protective of IHL-42X are active in multiple jurisdictions, including, the United States, Australia, Canada, Colombia, European Patent Organization, Israel, New Zealand, United Arab Emirates, Hong Kong and Japan. We are currently exploring potential patent protection strategies for our lead drug candidate, PSX-001.

Product/Technology	Status	Number of Patents or Applications	Type of Patent Protection	Applicable jurisdictions
IHL-42X/Compositions and methods for the treatment of OSA	Granted	2	Standard/utility	US, JP
IHL-42X/Compositions and methods for the treatment of OSA	Pending	14	Standard/utility	AU, CA, CO, EP, IL, JP, NZ, US
IHL-42X Method of treatment and stratifying patients	Pending	4	Standard/utility	AU, US, EU, HK
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

Competition
We are targeting indications that have limited, inadequate, or no approved pharmaceutical treatment options. The table below outlines existing drugs and therapies used to treat the illnesses we aim to treat with our lead drug candidates and what we believe are some of the associated pitfalls for patients with these existing drugs and therapies.

IHL Drug Candidate	Indication	Existing Drugs and Therapies	Existing Drug and Therapy Pitfalls
IHL-42X	Obstructive Sleep Apnea	-PAP/CPAP; oral appliances; surgery; implanted stimulators; tirzepatide for eligible adults with obesity.	- PAP requires a device and mask or nasal interface during sleep.
 - Discomfort can limit consistent use.
- Surgery and implanted devices involve invasive procedures.
- Tirzepatide's OSA indication is limited to adults with obesity, estimated here to represent approximately 33% of the global OSA population.

PSX-001	Generalized Anxiety Disorder	- Antidepressants (SSRI/SNRI classes)	- Non-curative, poor side effect profile. - Some patients become treatment resistant.

However, the biopharmaceutical industry is highly competitive. While we believe that our investigational synthetic cannabinoid-combination and psychedelic-assisted treatments represent a fundamental shift in the treatment paradigm relative to other treatments for these serious, chronic diseases, we face or may face potential competition from many different sources, including major pharmaceutical, biopharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Many of our competitors may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Accordingly, our potential competitors may succeed in obtaining FDA or other regulatory approval for alternative or superior products. Any drug candidates that we successfully develop will compete with the standard of care and new therapies that may become available in the future.
Our competitors also may compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and enrolling subjects for our clinical trials and in acquiring technologies complementary to, or necessary for, our programs. In addition, competitors may have higher name recognition and more extensive collaborative relationships. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of competitors. Smaller or emerging earlier stage companies may also prove to be significant competitors, particularly if they have collaborations with larger, established companies. Competitors in the OSA drug development space include Apnimed, Inc. and Mineralys Therapeutics. A number of companies are developing drug candidates intended for the treatment of GAD, including Helus Pharma (formerly Cybin Inc.), Otsuka Pharmaceutical Development & Commercialization, Inc., Sunovion Pharmaceuticals Inc., Definium Therapeutics (formerly Mind Medicine Inc.), and others. Competitors working on novel biopharmaceuticals focused on modulation of the serotonin and dopamine systems include AtaiBeckley Inc. (recently acquired by Eli Lilly and Company), Compass Pathways plc, GH Research plc and others. There are a large number of existing pharmaceutical companies marketing drugs for the treatment of rheumatoid arthritis, including Pfizer Inc., AbbVie Inc., Amgen Inc., Novartis AG, Boehringer Ingelheim International GmbH, Eli Lilly and Company, F. Hoffmann-La Roche AG, Bristol Myers Squibb, AstraZeneca PLC, and Merck & Co., Inc. While we believe we have identified the potential for IHL-675A to more effectively reduce pain and increase quality of life in addition to, or in place of, these existing therapies and the current standard of care, IHL-675A will compete with or complement these other therapeutic options.

We are further aware that there are non-FDA approved cannabinoid preparations being made available from companies in the medical marijuana industry, which might compete with our drug candidates. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by FDA, the vast majority of states and the District of Columbia have legalized either cannabinoids or marijuana for either recreational or medical use, or both, and congressional efforts related to legalization of marijuana continue. Further, under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are no longer controlled under the federal Controlled Substances Act of 1970 (“CSA”). However, the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements. With respect to the marketing of CBD as a food or dietary supplement, in January 2023, the FDA concluded that the existing regulatory frameworks for foods and supplements were not appropriate for CBD products and denied three citizen petitions that had asked the agency to conduct rulemaking to allow the marketing of CBD products as dietary supplements. In addition, following receipt of a scientific and medical evaluation of marijuana from the Department of Health and Human Services (“HHS”) recommending that the substance be moved from Schedule I to Schedule III, the U.S. Drug Enforcement Administration (“DEA”) issued a notice of proposed rulemaking in May 2024 to effectuate such rescheduling. The public comment period on the proposed rule ended in mid-2024 and a public hearing on the proposal was scheduled by DEA for January 2025. The DEA hearing was postponed indefinitely by the presiding administrative law judge, and as of September 2025, the rulemaking appears stalled and marijuana remains a Schedule I substance. However, President Trump has expressed interest in rescheduling marijuana leading to signing of an executive order in December 2025 directing the federal government to expedite moving marijuana from Schedule I to Schedule III. Although our business is distinct from that of entities marketing FDA-unapproved marijuana and CBD-containing dietary supplements, future enacted legislation or federal government action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana or CBD products could increase competition for and adversely affect our ability to generate sales from our drug candidates.
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
The steps required before a drug may be marketed in the United States generally include the following:
•completion of extensive preclinical laboratory tests, potentially including animal studies, and formulation studies in accordance with the FDA’s good laboratory practice (“GLP”) regulations and other applicable regulations;

•submission to the FDA of an IND to support human clinical testing, which must become effective before human clinical trials may begin;
•approval from the DEA prior to commencement of any clinical trials in the United States that involve the use of Schedule I controlled substances, which would include our drug candidates, IHL-42X and PSX-001, and IHL- 675A;
•authorization from an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements, and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;
•submission to the FDA of an NDA for marketing approval, including payment of application user fees;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced and tested to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•potential FDA audit of the clinical trial sites to assure compliance with IND regulations and GCP requirements and to assure the integrity of the clinical data submitted in support of the NDA;
•satisfactory completion of an FDA advisory committee review, if applicable; and
•FDA review and approval of the NDA and DEA scheduling (for a controlled substance) prior to any commercial marketing or sale of the drug in the United States.
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
In 2022, Congress amended both the FDCA and Public Health Service Act to specify that nonclinical testing for drugs and biologics, respectively, may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests.
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
Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health (“NIH”), for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. Both the NIH and the FDA have brought enforcement against clinical trial sponsors that fail to comply with such requirements.

For purposes of supporting NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap:
•Phase 1: Trials are initially conducted in a limited population of healthy human subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution, and excretion of the investigational product, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2: The investigational product is administered to a limited patient population with a specified disease or condition to identify possible adverse side effects and safety risks and to evaluate the preliminary efficacy, optimal dosages and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, clinical efficacy and safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the investigational product and to provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
•Phase 4: Additional trials may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
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
Congress amended the FDCA, in December 2022 to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. As of the time of this filing, there is uncertainty as to what the specific requirements pertaining to a diversity action plan may be. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s proposed diversity action plan, it may delay trial initiation.

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
The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. In September 2025, the FDA began publishing CRLs, with trade secret and confidential commercial information redacted, soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If and when those deficiencies cited in the CRL have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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

Fast Track, Priority Review, Breakthrough Therapy Designations, and Commissioner's National Priority Voucher
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

In 2025, the FDA created a new pilot program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. None of these programs changes the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or approval process.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug candidate’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the product. Congress amended the FDCA in December 2022 to provide the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs or biologics previously granted accelerated approval. Under the amendments, the FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.
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
Other potential consequences include, among other things:
•Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•Fines, warning letters or other enforcement-related letters, or clinical holds on post-approval clinical trials;
•Refusal of the FDA to approve pending marketing applications or supplements to approved marketing authorizations, or suspension or revocation of product approvals;
•Product seizure or detention, or refusal to permit the import or export of products;
•Injunctions or the imposition of civil or criminal penalties;
•Consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; and/or
•Mandated modification of promotional materials and labeling and the issuance of corrective information.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. The DSCSA also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers.

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
Following receipt of a scientific and medical evaluation of marijuana from HHS recommending that the substance be moved from Schedule I to Schedule III, the DEA issued a notice of proposed rulemaking in May 2024 to effectuate such rescheduling. The DEA subsequently issued a final rule rescheduling FDA-approved cannabis products and state-licensed medical cannabis products to Schedule III in April 2026 after President Trump issued Executive Order 14370 in December 2025 calling on the agency to do so. However, the final rule has been challenged in several lawsuits contending that the DEA (and DOJ) lacked authority to publish the final rule without going through the notice-and-comment rulemaking process, so it is unclear whether the rule will remain effective. In addition, the DEA held an expedited administrative hearing in June and July 2026 on whether cannabis products in general should be moved to Schedule III.

Additionally, in August 2025, the DEA forwarded to HHS a citizen petition proposing that the agencies reschedule psilocybin from Schedule I to Schedule II. After receiving the petition, HHS will conduct a scientific and medical review of the proposed rescheduling and supporting data and, once completed, will issue a recommendation to the DEA. However, it is uncertain whether DEA will issue a final rule to implement the rescheduling of psilocybin. Even if a final rule is issued in either case, it will likely be subject to continued political opposition or possible legal challenges in federal court.
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
Specifically, the applicant must certify with respect to each patent that:
•the required patent information has not been filed by the original applicant;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.
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
Other U.S. Healthcare Laws and Regulations
If our drug candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include:
•The federal Anti-Kickback Statute (the “AKS”) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;
•The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•The federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, such physicians, non-physician healthcare practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and
•Analogous state and international laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.
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
State laws protecting health and personal information are becoming increasingly stringent. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. The California Consumer Privacy Act (“CCPA”) mirrors a number of the key provisions of the General Data Protection Regulation (“GDPR”) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Privacy Rights Act (“CPRA”) became effective on January 1, 2023, strengthening elements of the CCPA. Since passage of the CCPA, several other states have enacted comprehensive consumer privacy laws that are similar to the CCPA, and other states are considering legislative proposals for such laws. These laws include key differences from California’s law and from each other in scope, consumer rights, and enforcement mechanisms. The existence of differing comprehensive privacy laws in different states in the United States may make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws.

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
In April 2023 the European Commission issued a proposal that will revise and replace the existing EU general pharmaceutical legislation, which was subsequently finalized and adopted in December 2025. The revisions will significantly change several aspects of drug development and approval in the EU.

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
National Authorization Procedures
There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

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
If a medicine is selected for the PRIME scheme, EMA:
•appoints a rapporteur from the CHMP or from the Committee for Advanced Therapies to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;
•issues guidance on the applicant’s overall development plan and regulatory strategy;
•organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;
•provides a dedicated EMA contact person; and
•provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.
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
The MHRA, is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). An MHRA authorization must be obtained for each medicine to be marketed in the regions that comprise the United Kingdom. On January 1, 2021, all European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. The United Kingdom has introduced separate, specific processes for regulatory submissions and medicinal product marketing authorization, and MHRA guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the European Union decentralized and mutual recognition procedures. On January 1, 2024, the MHRA launched the International Recognition Procedure (“IRP”), which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. There are two available routes for assessment and recognition under the IRP:
•Recognition Route A - 60 days from validation of submission
◦Application must be based on a Reference Regulatory (“RR”), marketing authorization within the previous two years
◦Any significant differences from the quality dossier approved by the RR marketing authorization requires assessment under Recognition Route
◦Evidence of cGMP compliance for manufacturing sites should be provided with submission
◦None of the Recognition Route B criteria are met
•Recognition Route B - 110 days from validation of submission with one planned clock stop (up to 60 days) at day 70 to allow applicant to respond to issues identified during review
◦Application must be based on a RR marketing authorization within the previous 10 years
◦Criteria requiring Recognition Route B include, among other things:
•The RR marketing authorization granted a conditional or exceptional circumstances marketing authorization;
•Additional manufacturing sites included in the application were not assessed by the RR marketing authorization or a manufacturing site is not cGMP certified;
•There are substantial changes to the manufacturing process compared to the process approved by the RR marketing authorization;
•Certain product types (e.g., advanced therapy medicinal products, orphan medicines, over-the-counter medicines);
•A RMP was not assessed under the RR marketing authorization;
•The RR marketing authorization required one or more post-authorization safety studies for the product; and

•A companion diagnostic is necessary for correct use of the product.
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

The European Union has also adopted additional data-related regulations that may affect our business, including the Data Governance Act and the Network and Information Security (NIS) 2 Directive, which impose additional cybersecurity and data sharing requirements. We may need to devote substantial resources to understanding and preparing for compliance with evolving EU data regulations.

In July 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the European Union to the United States - the EU-US Data Privacy Framework, which provides individuals in the European Union with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised by the Court of Justice of the European Union (“CJEU”) in its decision on a case known as Schrems II, which invalidated the previous EU-US Privacy Shield. The European Data Protection Board conducted its first periodic review of the EU-U.S. Data Privacy Framework in 2024, and a legal challenge to the

Framework was dismissed by the EU General Court in September 2025. However, the Data Privacy Framework remains subject to ongoing scrutiny and potential future legal challenges. If the adequacy decision were to be invalidated or modified, we may need to implement additional safeguards for data transfers to the United States, such as Standard Contractual Clauses, which could increase compliance costs and complexity. Future actions of European Union data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Following the United Kingdom’s withdrawal from the European Union, the GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the United Kingdom Data Protection Act 2018, as amended by the Data (Use and Access) Act 2025, which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of annual global revenues. On June 28, 2021, the European Commission issued a decision that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the European Union to the United Kingdom. This adequacy decision was renewed on December 19, 2025 following the United Kingdom’s adoption of the Data (Use and Access) Act, and will remain in effect until December 27, 2031, subject to a mid-point review after four years. The European Commission will continue to monitor relevant developments in the United Kingdom’s data protection framework. If the United Kingdom is not found to continue to provide adequate protection or if the adequacy decision is revoked, we may need to implement additional safeguards for data transfers between the European Union and the United Kingdom, which could increase compliance costs. The amended adequacy decision has a limited duration of six years but may be terminated earlier if the European Commission intervenes following a lowering of the level of data protection in the United Kingdom.

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
Healthcare Reform and Potential Changes to Healthcare Laws

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted, that could prevent, limit or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”) was enacted to address concerns articulated by both the FDA and others in the industry that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples of an RLD to conduct certain comparative testing required by the FDA, some attributed the inability to timely obtain such samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, announcing the first round of negotiated “maximum fair” prices for the first ten drug products in August 2024, which became applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025, and CMS published the third group of 15 drug products selected for negotiation in January 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump administration, may impact the IRA drug price negotiation program. For example, the One Big Beautiful Bill Act, which President Trump signed into law in July 2025, modified the IRA’s exclusion protecting orphan drugs designated for a single rare disease indication from required pricing negotiations by expanding it to apply to drugs designated for multiple rare diseases and by prohibiting Medicare price negotiations until seven years after an orphan drug, or 11 years after an orphan biologic, is approved for a non-orphan indication, which will significantly delay pricing negotiations for certain high-priced and widely used drugs.

Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of July 2026, the Trump Administration has secured deals with 17 drug manufacturers to offer certain drugs on the platform at most-favored-nation prices. In addition, recent U.S. federal actions include initiatives incorporating most-favored-nation (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”), and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. The Federal Trade Commission (“FTC”) in mid-2022 launched sweeping investigations into the practices of the PBM industry that appear to be contributing to additional federal and state legislative or regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, and financial arrangements. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor (“DOL”) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under the Employment Retirement Income Security Act (“ERISA”). If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy; the White House currently anticipates releasing a final DOL rule in September 2026 Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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
Manufacturing and Raw Materials
We use third-party manufacturers for the production of our drug candidates and for manufacturing process development; we do not operate our own manufacturing facilities. This approach gives our programs access to external formulation and production capabilities, including the arrangements described above. It also makes us dependent on those providers for cost-effective supply and execution. Problems at a manufacturer or with a manufacturing process could delay or jeopardize clinical trials and potential commercialization. We and our manufacturers may also face delays arising from DEA limitations on controlled substances, as described above.

Human Capital Resources
As of June 30, 2026, we had twelve full-time employees, including eight in R&D and four in general management and administration. Our internal team works with the external research, clinical and manufacturing providers described in this report to carry out our development programs.

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

Information About Our Directors and Executive Officers
The following persons currently serve as our directors and executive officers:

Directors and Executive Officers	Position at Incannex	Principal Occupation and Directorships
Executive Officers
Joel Latham	President, Chief Executive Officer and Director
Joseph Swan	Chief Financial Officer and Corporate Secretary
Lou Barbato, M.D.	Chief Medical Officer
Lekhram Changoer	Chief Technology Officer

Directors
Troy Valentine	Chairman	Director/Co-Founder, Alignment Capital Pty Ltd; Non-Executive Director, Algorae Pharmaceuticals Limited (ASX: 1AI)
Peter Widdows	Director	Board Chair and Non-Executive Director, Youi Insurance Non-Executive Chairman, Sunny Queen Australia
George Anastassov, M.D.	Director	Doctor, Maxillofacial Surgery Services
Robert Clark	Director	Vice President, Regulatory Affairs, Novo Nordisk A/S
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
Our principal office is located at Rialto South Tower Level 23, 525 Collins Street, Melbourne, VIC 3008 and our telephone number is +61 409 840 786. Our address on the Internet is www.incannex.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
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

Subsidiary	Date of Formation/Acquisition	Jurisdiction
Incannex Healthcare Limited (now Incannex Healthcare Pty Ltd)	November 30, 2023	Victoria, Australia
Incannex Pty Ltd	November 30, 2018	Victoria, Australia
Psychennex Pty Ltd	November 20, 2020	Victoria, Australia
APIRx Pharmaceutical USA, LLC	August 5, 2022	Delaware
APIRx Pharmaceuticals Holding BV	August 5, 2022	IJsselstein, Netherlands
Clarion Clinics Group Pty Ltd	March 3, 2023	Victoria, Australia
Clarion Model Clinic Pty Ltd	March 2, 2023	Victoria, Australia
Psychennex Licensing and Franchising Pty Ltd	March 2, 2023	Victoria, Australia
Incannex Management Consultancies LLC	February 23, 2026	Dubai, United Arab Emirates
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
Risks Related to Our Financial Condition and Capital Requirements
•We have a history of operating losses and may not achieve or maintain profitability in the future. Our ability to achieve profitability depends on the successful development of our drug candidates.
•We rely on R&D tax incentives to provide resources to conduct our business operations. If the amount of R&D tax incentives decreases, our results of operations and cash resources may be materially affected.
•We expect that we will need substantial additional funding to continue the development of our drug candidates. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could again be forced to delay, reduce or eliminate our development programs or commercialization efforts or reduce or scale back our operations.
Risks Related to the Development and Regulatory Approval of Our Drug Candidates
•If we do not obtain the necessary regulatory approvals, we will be unable to commercialize our drug candidates.

•Clinical drug development involves a lengthy and expensive process with uncertain outcomes. The results of earlier preclinical studies or trials may not be predictive of the results of later clinical trials. Clinical trials are difficult to design and implement, and any of our clinical trials could produce unsuccessful results or fail at any stage in the process.
•Topline, interim or preliminary data from our trials may not be representative of final results.
•We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
Risks Related to Commercialization of Our Drug Candidates
•Even if we receive marketing approval of a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
•Our drug candidates will be subject to controlled substance laws and regulations. Failure to receive necessary approvals may delay the launch of our drug candidates and failure to comply with these laws and regulations may adversely affect the results of our business operations.
•The production and sale of our drug candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may have consequences for the legality of investments from international jurisdictions.
Risks Related to Our Business Operations
•Our R&D efforts will be jeopardized if we are unable to retain key personnel and cultivate key academic and scientific collaborations.
•Our business is subject to complex and evolving U.S. federal and state, and international laws and regulations, imposing obligations on how we collect, use, disclose, store and process personal data. We are also subject to information security policies and contractual obligations relating to privacy and data protection, including the use, processing, and cross-border transfer of personal data. The actual or perceived failure by us or vendors to comply with these laws and regulations, policies and contractual obligations could harm our business and/or reputation, and subject us to significant fines and liability.
•We are exposed to fluctuations in exchange rates which may adversely affect our operating results.
Risks Related to Intellectual Property
•Our success depends on our ability to protect our intellectual property and our proprietary technology, and we may not be able to protect our intellectual property rights throughout the world.
•If we are unable to obtain and maintain patent protection for any drug candidates, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any drug candidates we may develop, and our technology may be adversely affected. We are currently exploring a patent protection strategy for our candidate PSX-001. If these efforts are unsuccessful, we may not be able to obtain intellectual property protection for this candidate.
General Risks and Risks Related to Investing in Our Securities
•The price of our common stock has been and may continue to be highly volatile, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.
•Our common stock could be further diluted as the result of the issuance of additional shares of common stock, warrants, options or other convertible securities. Future sales of shares of our common stock in the public market, or the perception that such sales could occur, has in the past and could in the future cause our stock price to fall.

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
We have experienced significant recurring operating losses and negative cash flows from operating activities since inception. For example, for the fiscal years ended June 2026 and 2025, we had total comprehensive losses of $19.8 million and of $46.7 million, respectively, and we had negative cash flows from operating activities of $12.9 million and $12.5 million, respectively. As of June 30, 2026, we had accumulated comprehensive losses of $176.9 million.

We expect to continue to incur losses from operations for the foreseeable future and expect the costs of drug development to increase in the future as more patients are recruited for our clinical trials. Because of the numerous risks and uncertainties associated with the research, development and manufacturing of our drug candidates, we may experience larger than expected future losses and, particularly if we fail to successfully develop one or more of our drug candidates, we may never become profitable or if we become profitable, maintain profitability.
We rely on R&D tax incentives to provide resources to conduct our business operations. If the amount of R&D tax incentives decreases, our results of operations and cash resources may be materially affected.
In fiscal 2026 and 2025, we received $4.7 million and $1.8 million, respectively, in R&D tax incentives from the Australian government as a result of the clinical trials activities conducted in Australia. In Australia, entities are entitled to either (i) a 48.5% refundable tax offset for eligible companies with an aggregated turnover of less than A$20 million per annum or (ii) a non-refundable 38.5% tax offset for all other eligible companies. Our aggregated turnover is less than A$20 million and not controlled by one or more income tax exempt entities. We anticipate being entitled to a claim of 48.5% refundable tax offset for costs relating to eligible R&D activities during the year. Such incentives provide material resources to conduct our business operations.
However, we have no control on the rate of R&D tax incentives or on the conditions to receive these incentives. Certain R&D costs that we incur in the future may be ineligible for cash incentives. For example, costs incurred outside Australia in connection with our future clinical trials are generally not eligible for cash incentives. In addition, the federal government of Australia and the Australian Taxation Office (“ATO”) could change the rules of the regulatory regime or amend past tax returns and, as a result, amounts paid to us may become repayable to the ATO, including the amount of tax incentives in respect to our fiscal year ended June 30, 2026, which is included as current receivables in our consolidated financial statements. Any rule changes made to reduce the amount we are able to claim currently or in the future and any retrospective changes that reduce the incentives that we have claimed in past tax years could harm our business, financial condition and results of operations.
We expect that we will need substantial additional funding to continue the development of our drug candidates. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could again be forced to delay, reduce or eliminate our development programs or commercialization efforts or reduce or scale back our operations.
To date, we have not generated any revenue from product sales to customers and none of our drug candidates have been approved for commercialization by any regulatory body. We do not expect to receive any material revenue from any drug candidates that we develop, including IHL-42X, PSX-001, and IHL-675A, unless and until we obtain regulatory approval for these candidates. The development of IHL-675A is at an earlier stage and has been deprioritized relative to our lead programs for IHL-42X and PSX-001, and as a result, IHL-675A may take significantly longer to reach a point where it could generate revenue, if it does at all. Our future net losses will depend, in large part, on our success in developing our drug candidates. Correspondingly, the amount of our future net losses will depend, in part, on the rate of our future expenditures.
We anticipate that our expenses will increase substantially for the foreseeable future if, and as, we:
•continue our research and preclinical and clinical development of our drug candidates;

•expand the scope of our current proposed clinical studies for our drug candidates;
•initiate additional preclinical, clinical or other studies for our drug candidates;
•change or add manufacturers or suppliers;
•seek regulatory and marketing approvals for our drug candidates that successfully complete clinical studies;
•seek to identify and validate additional drug candidates;
•acquire or in-license other drug candidates and technologies;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel;
•create additional infrastructure to support our operations as a publicly quoted company and our product development and planned future commercialization efforts; and
•experience any delays or encounter issues with any of the above.
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
Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. As such, additional financing may not be available to us when needed, on acceptable terms, or at all. In addition, disruptions and volatility in recent years in the financial markets have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We terminated our Australian Phase 2 clinical trial of IHL-675A due to enrollment challenges and reallocated resources to our lead programs for IHL-42X and PSX-001. We continue to evaluate strategies for IHL-675A when and as resources permit. If we are again unable to secure sufficient capital to fund our operations, then we may be required to again delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to third parties to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Moreover, we could also have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us.

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
We have identified a material weakness in our internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting or fail to remediate this material weakness, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our stock price.

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
Any failure to design and implement an effective system of internal controls may reveal deficiencies in our internal controls that are deemed to be material weaknesses. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of June 30, 2026. Due to the limited number of accounting personnel we employ in light of the size and nature of our business, our Chief Financial Officer initiates, oversees and approves financial reporting activities without an independent internal review control. Journal entries and reporting adjustments are also communicated by our Chief Financial Officer to a third party for processing. As the preparation, review and approval processes ultimately remain directed by our Chief Financial Officer, effective segregation of duties has not been achieved. The measures that we are undertaking to remediate the material weakness in internal control over financial reporting have and will include: (i) hiring qualified internal control personnel or consultants to manage the implementation of internal control policies, procedures and improvement of the internal audit function, as applicable; (ii) developing and implementing written policies and procedures for accounting and financial reporting that meet the standards applied to public companies listed in the United States; and (iii) conducting internal control training to management, key operations personnel and the accounting department, so that management and relevant personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws. Further, we have implemented a series of manual checks and balances to verify that the initiation, approval and recording of certain financial transactions in the current and prior reporting periods has been properly authorized and recorded.

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
If we are unable to maintain compliance with the requirements of the Nasdaq Stock Market (“Nasdaq”), this could result in the delisting of our common stock. A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities, the ability of investors to dispose shares of our common stock or obtain accurate quotations as to the market value of our common stock and the price and value of our common stock.
Our common stock is currently listed on the Nasdaq Capital Market. The requirements for all Nasdaq market tiers, including the Nasdaq Capital Market, impose a minimum $1.00 per share bid price requirement. To comply with this requirement, the closing price for our common stock must not fall below $1.00 for a 30 consecutive trading day period. In the first half of 2025, the closing bid price for our common stock was consistently been below $1.00 per share, and on April 23, 2025, we received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, because the closing bid price for our common stock, closed below $1.00 per share for 30 consecutive trading days, we no longer met the minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Staff provided us with an initial grace period, which expired on October 20, 2025, and later granted us an additional 180-calendar-day extension, which expired on April 20, 2026.

On February 24, 2026, we filed with the Secretary of State of the State of Delaware an amendment (the “Certificate of Amendment”) to our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of our common stock at a ratio of 1-for-30 (the “Reverse Stock Split”) to regain compliance with the Bid Price Requirement. Subsequently, on March 16, 2026, we received a letter from the Staff indicating that we were once again in compliance with the Bid Price Requirement. All share and per share amounts have been retrospectively adjusted to reflect the reverse stock split. See page F-13 for further information.

However, we may fail to maintain long-term compliance with the Bid Price Requirement. If we are unable to comply with a listing requirement of the Nasdaq Capital Market, including the Bid Price Requirement, shares of our common stock would likely be delisted.

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
Our ongoing or planned clinical trials may also again be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of other reasons, such as:
For example, following completion of the Phase 2 portion of the RePOSA Study and subsequent FDA interactions, we determined not to proceed with the Phase 3 portion of the RePOSA Study as originally designed and instead commenced the DReAMzz Study, a Phase 2 dose-optimization study, in May 2026. Changes to our clinical development strategy, including the need for additional studies or design modifications based on regulatory feedback, may further delay the timeline for regulatory approval of our drug candidates.

•delay or failure in reaching agreement with the FDA or a comparable international regulatory authority on a trial design that we are able to execute;
•delay or failure in obtaining authorization to commence a trial, including approval from the appropriate IRB to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•delay in reaching, or failure to reach, agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial such as occurred in our prior trial investigating IHL-675A;
•delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;
•failure of trial participants to complete a trial or return for post-treatment follow-up;
•inability to monitor trial participants adequately during or after treatment;
•clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
•failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable international regulatory authority due to observed safety findings or other reasons;

•negative or inconclusive results in our clinical trials, and our decision to or regulators’ requirement that we conduct additional non-clinical studies, clinical trials or that we abandon one or more of our product development programs; or
•inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.
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
The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of research participants who remain in the trial until its conclusion. Our Phase 2 clinical trial in Australia to assess the safety and efficacy of IHL-675A was terminated prior to completion due to challenges with patient recruitment. Insufficient data was collected to make any conclusions on safety or efficacy of IHL-675A We may again encounter delays in enrolling, or be unable to enroll, a sufficient number of individuals to complete any of our clinical trials, and even once enrolled we may again be unable to retain a sufficient number of participants to complete any of our trials. Subject enrollment and retention in clinical trials depends on many factors, including:
•the eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the nature of the trial protocol;
•the proximity of potential subjects to clinical sites;
•the existing body of safety and efficacy data with respect to the drug candidate;
•side effects or adverse events caused by our drug candidates;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies;
•competing clinical trials being conducted by other companies or institutions;
•the risk that participants enrolled in clinical trials will drop out of the trials before completion;
•the occurrence of epidemics or pandemics and other similar events; and
•the operational efficiency of trial sites, including sufficient staffing.
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
•regulatory authorities may withdraw or limit their approval of our drug candidates;
•regulatory authorities may require the addition of labeling statements, specific warnings or a contraindication;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, or we may be required to implement a REMS in the United States or a comparable risk mitigation plan in other jurisdictions to ensure that the benefits of the drug candidate outweigh the risks;
•we may be required to change the way the drug candidates are distributed or administered, or change the labeling of the drug candidates;
•we may be subject to regulatory investigations and government enforcement actions;
•the FDA or a comparable international regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug candidate;
•we may decide to recall or withdraw drug candidates from the marketplace after they are approved;
•we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and
•our reputation may suffer.
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
We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates, and our business could be substantially harmed.
We are, and may continue to be, reliant on other parties for the successful development and commercialization of many of our drug candidates. We rely upon CROs and clinical investigators for the conduct of our clinical trials and may rely upon contract laboratories for execution of our preclinical studies, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs or collaboration partners does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our nonclinical studies in accordance with GLP and requirements with respect to animal welfare. We and our CROs or collaboration or licensing partners are required to comply with GCP, which are regulations and guidelines enforced by the FDA, EMA, MHRA and comparable international regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP regulations, and other regulations applicable to clinical trials and investigational drug products, through periodic inspections of trial sponsors, CROs, principal investigators and trial sites. If we or any of our CROs or partners fail to comply with applicable GCP regulations or other clinical trial regulations, the data generated in our clinical trials may be deemed unreliable and the FDA, EMA, MHRA or comparable international regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that upon inspection by a given regulatory authority that such regulatory authority will determine that any of our clinical trials comply with GCP requirements or other applicable regulations. In addition, our clinical trials must be conducted with product manufactured under cGMP requirements. Failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process.
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
We obtained Fast Track Designation for IHL-42X for the treatment of obstructive sleep apnea, and we may seek Fast Track designation for one or more of our other drug candidates in the future. Even if we apply for Fast Track designation for our other drug candidates in the future, we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a drug candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may request an FDA Fast Track designation from the FDA. We obtained Fast Track designation for IHL-42X for the treatment of obstructive sleep apnea, and we may seek additional Fast Track designation for our other drug candidates in the future. If we seek Fast Track designation for our other drug candidates, we may not receive it from the FDA. However, even if we receive Fast Track designation, it would not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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
Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for other indications that later prove to have greater commercial potential. For example, our resource allocation decisions, including our allocation decisions regarding IHL-675A, may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future R&D programs and future drug candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential drug candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
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
Disruptions at the FDA and other government agencies caused by funding shortages or staffing reductions could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result of some of these aforementioned issues. In April 2025, the Trump administration conducted unprecedented layoffs at several U.S. health agencies, including the FDA, the Department of Health and Human Services, the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. In addition, government funding of the FDA, SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, in the second quarter of fiscal year 2026, the U.S. government was on shutdown for a meaningful period of time and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. To the extent the FDA’s normal operations are disrupted or delayed for a prolonged period of time, for example due to government shutdowns, travel restrictions, public health or geopolitical issues, staffing shortages, layoffs or lack of funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
Later discovery of previously unknown problems with any authorized product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the labeling, distribution, marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
•untitled or warning letters from the FDA, or comparable notices of violation from comparable international regulatory authorities;
•imposition of clinical holds on ongoing clinical trials;

•refusal by the FDA or comparable international regulatory authorities to authorize pending applications or supplements to authorized applications we filed or suspension or revocation of marketing authorizations;
•requirements to conduct post-marketing studies or clinical trials;
•restrictions on coverage by third-party payors;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•product seizure or detention, or refusal to permit the import or export of the product; and
•injunctions or the imposition of civil or criminal penalties.
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
There is a risk that our drug candidates may not gain market acceptance among physicians, patients and the medical community, even if they are approved by the regulatory authorities. The degree of market acceptance of any of our approved drug candidates will depend on a variety of factors, including:
•timing of market introduction, number and clinical profile of competitive products;
•our ability to provide acceptable evidence of safety and efficacy and our ability to secure the support of key clinicians and physicians for our drug candidates;
•cost-effectiveness compared to existing and new treatments;
•availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third-party payers;
•prevalence and severity of adverse side effects; and
•other advantages over other treatment methods.
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
The development and commercialization of drug candidates is highly competitive. We face or may face potential competition from many different sources, including major pharmaceutical, biopharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Many of our competitors may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. There are a number of products that are currently under development and may become commercially available in the future, for the treatment of conditions for which we are developing, and may in the future try to develop, drug candidates. For instance, Zepbound (tirzepatide) was recently approved for the treatment of OSA in obese patients. In addition, Apnimed’s lead product candidate for OSA, AD109, has completed both Phase 2b and Phase 3 trials and the FDA has accepted Apnimed’s NDA. If approved, AD109 could become the first oral pharmacologic therapy for OSA and could be commercially available before IHL-42X completes clinical development. If a competitor product is approved and widely adopted before IHL-42X reaches the market, physicians and patients may be less inclined to switch to or adopt IHL-42X, which could materially reduce our addressable market opportunity and adversely affect our business prospects and results of operations. These and other potential competitors may succeed in obtaining FDA or other regulatory approval for alternative or superior products. Any drug candidates that we successfully develop will compete with the standard of care and new therapies that may become available in the future. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop and may make any products we develop obsolete or non-competitive before we recover the expense of developing and commercializing our drug candidates.

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
In August 2022, the IRA became law. Among other things, the IRA contains multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States, including mandatory rebates to the federal government if a drug product’s price increases faster than the rate of inflation and direct government negotiation of drug prices for certain Part D drugs (starting for payment year 2026) and Part B drugs (starting for payment year 2028). If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.
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
Notwithstanding our control procedures, we may face product liability exposure related to the testing of our drug candidates in human clinical trials. If any of our drug candidates are approved for sale, we may face exposure to claims by an even greater number of people than were involved in the clinical trials once marketing, distribution and sales of our drug candidates begin. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for our drug candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs of related litigation;

•substantial monetary awards to patients and others;
•loss of revenues; and
•the inability to commercialize drug candidates.
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
Our lead drug candidates are based on synthetic cannabinoids and psilocybin, which are both currently classified as Schedule I controlled substances by the DEA. However, products that obtain marketing approval for medical use in the United States that contain cannabis, cannabis extracts, or psilocybin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our future drug candidates receive FDA approval, the DEA will make a scheduling determination. The scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, thereby delaying the launch of our drug candidates in the United States. If the FDA, the DEA or any international regulatory authority determines that our future drug candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent our drug candidate has an abuse potential, which could increase the development costs and/or delay the marketing approval and launch of that product. In addition, drug candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:
•DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. We will need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of our drug candidates. If we fail to obtain or maintain the necessary registrations, the DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.
•State-Controlled Substance Laws. Individual states have also established controlled substance laws and regulations. We, our third-party manufacturers, our distributors or our other partners must obtain applicable DEA and state registrations, permits or licenses, as applicable, in order to be able to obtain, manufacture, process, handle, distribute, import or export controlled substances for clinical trials or commercial sale. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain FDA approval, and adverse scheduling could have a material adverse effect on the commercial sales of such product. Failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law, which could have a material adverse effect on our business, financial condition and results of operations.
•Clinical trials. To conduct clinical trials with any of our investigational drug candidates that fall into categories of substances that are “controlled substances,” each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our drug candidates and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.
•Importation. If our drug candidates are approved and classified as a Schedule II, III or IV substance, an importer can import them for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our drug candidates. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration. If our drug candidates are approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If our drug candidates are listed as a Schedule II substance, we will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances have never been registered with the DEA for importation for commercial purposes, only for scientific and research needs. Therefore, if neither our drug candidates nor our drug substances could be imported, the drug candidates would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity. The failure to maintain the necessary registrations or comply with applicable laws could delay the commercialization of our drug candidates and could delay the completion of the clinical studies.
•Distribution in the United States. If our drug candidates are scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute our drug candidates and any future drug candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute our drug candidates more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs. If our drug candidates are a Schedule II drug, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, our drug candidates will likely be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial updates. Furthermore, state and federal enforcement actions, regulatory requirements and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

In April 2026, the DEA issued a final rule rescheduling FDA-approved cannabis products and state-licensed medical cannabis products to Schedule III. However, the final rule has been challenged in several lawsuits contending that the DEA (and the DOJ) lacked authority to publish the final rule without going through the notice-and-comment rulemaking process, so it is unclear whether the rule will remain effective. Additionally, in August 2025, the DEA forwarded to HHS a citizen petition proposing that the agencies reschedule psilocybin from Schedule I to Schedule II. HHS will conduct a scientific and medical review of the proposed rescheduling and supporting data and, once completed, will issue a recommendation to the DEA. Even if both cannabis and psilocybin are ultimately rescheduled, we, our third-party manufacturers, and our other partners must still comply with all CSA requirements and DEA regulations applicable to the rescheduled controlled substances with respect to our product drug candidates.

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
All aspects of our business, including R&D, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as international laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates or any potential future drug candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

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

The DSCSA imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Furthermore, in February 2022, FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Furthermore, the U.S. government has taken steps to incorporate most-favored-nation (international reference pricing) concepts in negotiations with drug companies, as well as in proposed legislation, to attempt to lower prices for certain prescription drugs and is testing new payment models tying Medicare reimbursement or manufacturer rebates to prices in specific reference countries with strict price controls.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The FTC launched sweeping investigations into the practices of the PBM industry, prompting further legislative and regulatory actions and litigation. In particular, several PBM regulatory reforms became law in February 2026, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under ERISA and would allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. In addition, in the last few years, several states have formed prescription drug affordability boards (“PDABs”), with the authority to implement upper payment limits (“UPLs”), on drugs sold in their respective jurisdictions. There are several pending federal lawsuits challenging the authority of states to impose UPLs, however.

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
In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive information, including personal information (such as health-related information), data related to clinical trials, intellectual property, and trade secrets. We may rely upon third party service providers and technologies to operate critical business systems to process such information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, contract research organizations, clinical trial sites, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.We conduct due diligence and require contractual commitments from our service providers regarding data security, but we cannot guarantee that these measures will be effective in preventing security incidents at third-party providers.

Despite our implementation of security measures, our internal information technology systems and those of our clinical sites, and other contractors and consultants upon which we rely are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware, including as a result of advanced persistent threat intrusions, and other attacks by computer hackers, cracking, application security attacks, social engineering, including through phishing attacks, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks, such as credential stuffing, credential harvesting, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats and occurrences. The threat landscape continues to evolve with the increasing use of artificial intelligence by malicious actors to conduct more sophisticated attacks, including AI-enhanced phishing, social engineering, and automated vulnerability exploitation. There can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effects. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are also becoming increasingly difficult to detect and come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, “hacktivists,” and nation-state-supported actors now engage in attacks. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, significant extra expenses to restore our data or systems, reputational harm, and diversion of funds. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actor(s), but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments.
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
    In addition, our workforce may include employees who work remotely or in hybrid arrangements, which may increase our exposure to cybersecurity risks. Remote work environments may involve the use of personal devices, home networks, and other systems that are outside of our direct control and may be more vulnerable to cyberattacks. Although we have implemented security measures designed to address risks associated with remote work, including endpoint security tools, multi-factor authentication, and employee training, these measures may not be sufficient to prevent all security incidents. A security breach resulting from remote work vulnerabilities could expose us to the same legal, regulatory, and reputational risks described above.

If any cybersecurity incidents referenced above were to occur and cause interruptions in our operations, it could result in a disruption of our business and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a drug candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data or may limit our ability to effectively execute a product recall, if required in the future. To the extent that any disruption or cybersecurity incident were to result in the loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any drug candidates could be delayed. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of cybersecurity incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Costs associated with the investigation, remediation, and potential notification of a cybersecurity incident to counterparties, regulatory authorities, and data subjects could be material, including costs for forensic investigations, legal fees, notification expenses, call center operations, and credit monitoring services. If we (or a third party upon whom we rely) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing information (including personal information); litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, financial loss, and other similar harms. Cybersecurity incidents and attendant consequences may also deter new clinical trial participants from participating in our services and negatively impact our ability to operate our business.

In addition, we may use artificial intelligence and machine learning technologies in various aspects of our business operations, including drug discovery, clinical trial design, data analysis, and administrative functions. The development, deployment, and use of AI technologies present unique risks and challenges, including potential biases in AI outputs, lack of transparency in AI decision-making processes, data privacy concerns related to AI training data, and regulatory uncertainty. AI algorithms may be flawed, datasets may be insufficient or biased, and ineffective AI development or deployment could lead to compliance violations, cybersecurity risks, or other adverse consequences. While we have implemented controls intended to limit the risk that proprietary or confidential information is used to train AI models, no such controls can completely eliminate the inherent risks associated with AI, including potential breaches of confidentiality and privacy obligations, threats to intellectual property rights (including not only the leakage of our proprietary information but also the risk that AI-generated outputs may infringe third-party intellectual property), and the misuse of personal information. If we, our vendors, or our third-party partners experience an actual or perceived violation of applicable privacy, data protection, intellectual property, or other laws or regulations, or a cybersecurity incident due to the use of artificial intelligence, we could be subject to regulatory fines, investigations, enforcement actions, penalties and other liabilities, claims for damages from affected individuals, and we may lose valuable intellectual property and confidential information. Additionally, potential future overreliance on AI or dependence on a specific model or vendor could limit our flexibility, increase costs, or expose us to operational risks if the AI provider modifies or discontinues its services, or experiences service interruptions or security incidents. The regulatory landscape governing AI is rapidly evolving, with the European Union’s AI Act establishing a comprehensive regulatory framework for AI systems, including those used in healthcare and pharmaceutical applications, that became effective in stages beginning in 2024. Other jurisdictions, including various U.S. states, are also considering or have enacted AI-specific legislation. Compliance with emerging AI regulations may require significant resources and changes to our AI development and deployment practices. Our competitors or other third parties may incorporate artificial intelligence into their products more quickly and successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Failure to adequately address AI-related risks or comply with applicable AI regulations could result in legal liability, regulatory penalties, reputational harm, or operational disruptions.

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
Other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington’s “My Health My Data” Act, which took effect in March 2024, regulates “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status.” The Act applies broadly to entities that conduct business in Washington or produce products or services targeted to Washington consumers, and notably includes a private right of action for violations. Nevada enacted a similar consumer health data privacy law, SB 370, which also regulates “consumer health data” and shares many similarities with Washington’s law, and Connecticut has also amended its comprehensive privacy law to include heightened regulation of “consumer health data.” Additional states are expected to adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data. These laws may apply to health-related data that we collect that is not subject to HIPAA, potentially subjecting us to additional compliance obligations and liability exposure.

In addition, under FTC policies, failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice), may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act, even when HIPAA does not apply. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. The FTC and states' Attorneys General have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.

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
Additionally, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, as amended by the Data (Use and Access) Act 2025, which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. The European Commission has adopted adequacy decisions permitting the free flow of personal data from the EU to the UK, most recently renewed in December 2025 and set to expire in December 2031, subject to ongoing monitoring of the UK’s data protection framework.

Transfers of personal data to certain countries outside of the EU and the UK are also highly regulated under the GDPR and UK GDPR. For example, the GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the EU-U.S. Data Privacy Framework). On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address transfers of personal data from the EU to the United States. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. While the EU-U.S. Data Privacy Framework was adopted in July 2023 to address the concerns raised by the CJEU in Schrems II, and a legal challenge to the Framework was dismissed by the EU General Court in September 2025, the Framework remains subject to ongoing scrutiny and potential future legal challenges. If the Data Privacy Framework were to be invalidated, there is some risk that data transfers from the EU to the U.S. could be restricted or require additional safeguards. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business.

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
We intend to initiate studies in countries other than the United States. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

Our employees, independent contractors, consultants, vendors and future commercial partners, if any, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, vendors and other third parties. Misconduct by these parties could include intentional, reckless and negligent conduct that may fail to, among other things: comply with the rules and regulations of the FDA, EMA and other comparable foreign regulatory authorities; provide true, complete and accurate information to such authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive legal and regulatory requirements designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of subject recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting we from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending itself or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of ours’s business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, our ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the DEA, the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel since the beginning of 2025, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. Additionally, the next FDA user fee reauthorization package entered stakeholder negotiations in mid-2025, and any agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

Disruptions at the FDA and other agencies may slow the time necessary for clinical trial applications and/or marketing applications for new drugs to be reviewed or approved, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government and, in such cases, certain regulatory agencies, such as the FDA and the SEC, may have to furlough critical staff and stop critical activities. Government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government or slowdown shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Future government shutdowns or slowdowns could also result in delays in our interactions with the SEC and other government agencies, which could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
Our participation in our existing joint venture is, and our participation in future joint ventures may be, subject to risks, including the following:
•We share approval rights over certain major decisions affecting the ownership or operation of the joint venture and any assets owned by the joint venture;
•We may need to contribute additional capital in order to preserve, maintain or grow the joint venture and its investments;
•Our joint venture collaborators may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to fully benefit from the assets owned by the joint venture;
•Our joint venture collaborators may be subject to different laws or regulations than us, which could create conflicts of interest;
•Disagreements with our joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions; and

•Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Intellectual Property
Our success depends on our ability to protect our intellectual property and our proprietary technology, and we may not be able to protect our intellectual property rights throughout the world.
Our success is to a certain degree also dependent on our ability to obtain and maintain protection of our intellectual property portfolio where applicable, to receive/maintain orphan drug designation/status and resulting marketing exclusivity for our drug candidates, and we may not be able to protect our intellectual property rights throughout the world. In June 2026, the USPTO granted us a key patent for IHL-42X, which includes claims directed to the proprietary IHL-42X composition and its associated therapeutic methods for the treatment of OSA.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•Others may be able to make products that are similar to ours but that are not covered by our intellectual property rights.
•Others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights.
•We or any of our collaboration partners might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license.
•We or any of our collaboration partners might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license or will own or will have obtained a license.
•It is possible that any pending patent applications that we have filed, or will file, will not lead to issued patents.
•Issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•Our competitors might conduct R&D activities in countries where we do not have patent rights, or in countries where R&D safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
•Ownership of our patents or patent applications may be challenged by third parties.
•The patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.
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
Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our drug candidates depending on the timing and duration of the regulatory review process relative to patent term. In addition, upon issuance of a United States patent, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the USPTO. Although we will likely seek patent term extensions in the United States and in one or more international jurisdictions where available, we cannot provide any assurances that any such patent term extensions will be granted and, if so, for how long. As a result, we may not be able to maintain exclusivity for our drug candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects. If we do not have sufficient patent term or regulatory exclusivity to protect our drug candidates, our business and results of operations will be adversely affected.
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
General Risks and Risks Related to Investing in Our Securities
The price of our common stock has been and may continue to be highly volatile, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.
Following our redomiciliation, the trading price of our common stock has been volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could also cause the market price of our common stock to fluctuate. In addition, the stock market in general and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our common stock may be influenced by many factors, including:
•our ability to obtain regulatory approvals for IHL-42X, PSX-001, and IHL-675A, or other drug candidates, and delays or failures to obtain such approvals;
•adverse results, clinical holds, or delays in the clinical trials of our drug candidates or any future clinical trials we may conduct, or changes in the development status of our drug candidates;
•failure of any of our drug candidates, if approved, to achieve commercial success;
•negative publicity or public perception of the use of cannabinoid or psychedelic substances as a medical treatment;
•failure to maintain our existing third-party collaboration, license and supply agreements;
•failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•changes in laws or regulations applicable to our drug candidates;
•any inability to obtain adequate supply of our drug candidates or the inability to do so at acceptable prices;
•adverse regulatory authority decisions;
•introduction of new products, services or technologies by our competitors;
•failure to maintain the listing of our common stock on the Nasdaq Capital Market and the effects of the reverse stock split that we completed in order to maintain this listing;
•failure to meet or exceed financial and development projections we may provide to the public;
•failure to meet or exceed the financial and development projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•additions or departures of key personnel;
•significant lawsuits, including patent or stockholder litigation;
•failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
•changes in the market valuations of similar companies;
•general market or macroeconomic conditions, such as inflation;
•fluctuations of exchange rates between the U.S. dollar and the Australian dollar;
•sales or repurchases of our common stock by us or our stockholders in the future;
•the trading volume of our common stock;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•the introduction of technological innovations or new therapies that compete with our potential drugs;
•changes in the structure of healthcare payment systems;
•the impact of political instability and military conflicts, such as the conflicts and recent events in Ukraine and the Middle East, which has resulted in instability in the global financial markets and export controls; and
•period-to-period fluctuations in our financial results.
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
In the past, we have issued common stock and convertible securities in order to raise capital, including pursuant to our “at the market” offering program and through a registered direct offering. We have also issued common stock, restricted stock units and options as compensation for services and incentive compensation for our employees, directors and certain vendors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options or warrants, including through our “at the market” offering program, could affect the rights of our stockholders, could reduce the market price of our common stock or could obligate us to issue additional shares of common stock to certain of our stockholders.
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
We have never declared or paid cash dividends on shares of our common stock. As noted above, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $20 million of our common stock. The share repurchase program expired on August 30, 2026. The manner, timing and amount of any share repurchases could fluctuate and were determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization did not obligate us to acquire any specific number or dollar value of shares. If we did not use the repurchase program or declare any dividends, capital appreciation, if any, of our common stock would be the sole source of gain for our common stockholders for the foreseeable future.
If securities or industry analysts do not publish, or cease publishing, research or reports, or publish unfavorable research or reports, about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock will be influenced, in part, by the research and reports that industry or financial research analysts publish about us and our business. In June 2026, Alliance Global Partners initiated equity research coverage of us. However, we do not have any control over these analysts. If only a few securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively affected and there can be no assurance that analysts will provide favorable coverage. If securities or industry analysts who initiate coverage downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.
Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.
Under Section 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As calculated as of December 31, 2025, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.
For as long as we are an “emerging growth company” we have taken advantage, and intend to continue to take advantage, of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors and could make it more difficult for us to raise capital as and when we need it.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage, and intend to continue to take advantage, of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Investors may find our common stock less attractive because we rely on these exemptions, which could contribute to a less active trading market for our common stock or volatility in our stock price. In addition, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:
•We will indemnify our directors and executive officers for serving us in those capacities or for serving other related business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
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
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other loss of revenue or profits,” which disclosures are incorporated by reference herein.
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
We utilize third-party specialists to conduct annual assessments of our cybersecurity risk management program, which incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. The annual risk assessment identifies, quantifies, and categorizes material cybersecurity risks. In addition, in conjunction with our third-party cybersecurity risk management specialists, we develop a risk mitigation plan to address identified risks, and where necessary, remediate potential vulnerabilities.
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
Governance
Management Oversight
Our cybersecurity program is overseen by our management team principally our chief financial officer and chief executive officer, with assistance from our third-party information technology and cybersecurity consultants, with responsibility to lead our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. This includes management of our controls and processes employed to assess, identify and manage material risks from cybersecurity threats. While neither our Chief Executive Officer nor our Chief Financial Officer holds cybersecurity-specific certifications or degrees, we believe their experience in corporate management, regulatory compliance, and enterprise risk oversight, combined with the support of our third-party information technology and cybersecurity consultants, enables them to effectively oversee our cybersecurity risk management program. Our management team selects, deploys, and oversees cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged for strategic cybersecurity risk management, advisory and decision making.
Board Oversight
Our board of directors directly oversees our cybersecurity risk exposures and the steps taken by our management team to monitor and mitigate cybersecurity risks. Our management team, in consultation with our third-party information technology and cybersecurity consultants, brief our board of directors on assessing and managing cybersecurity risks. In addition, cybersecurity risks are reviewed by our board of directors at least annually, as part of our corporate risk oversight processes. Our third-party information technology and cybersecurity consultants and management team provide periodic reports to our board of directors on cyber vulnerabilities identified through the risk management process, the effectiveness of our cybersecurity risk management program, the emerging threat landscape, and new cybersecurity risks on at least an annual basis. Such reports include updates on developments with the use of artificial intelligence, including the use of AI as a tool and AI-related threats, and on the processes to prevent, detect, and mitigate cybersecurity incidents.
Item 2. Properties
Our corporate headquarters are located in Melbourne, Victoria, where we lease commercial office space under a lease that expires in March 2028, with an option to extend the lease for one additional five-year period.
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
Holders of Record
As of September 24, 2026, there were 12,544,627 shares of our common stock outstanding and held of record by approximately 4,560 stockholders.
Dividend Policy
We have never declared or paid any dividends on our shares of common stock. We intend to retain any earnings for use in our business and do not currently intend to pay cash dividends on our shares of common stock. Dividends, if any, on our outstanding shares of common stock will be declared by and subject to the discretion of our board of directors and Delaware law.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The number of shares of Common Stock repurchased by us under our share repurchase program and the average price per share for the three months ended June 30, 2026 are as follows:

Period	(a) Total Number of Shared Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs
April 2026 (4/1/2026 - 4/30/2026)	1,298,772	3.66	1,298,772	18,824,224
May 2026 (5/1/2026 - 5/31/2026)	512,852	4.55	512,852	17,685,076
June 2026 (6/1/2026 - 6/30/2026)	—	—	—	10,602,634
Total(1)	1,811,624		1,811,624	10,602,634

(1)In August 2025, our Board of Directors authorized a $20 million share repurchase program pursuant to which the Company could repurchase up to $20 million of its outstanding shares of Common Stock. The share repurchase program expired on August 30, 2026. Under the share repurchase program, the Company could repurchase shares of Common Stock from time-to-time in the open market or in privately negotiated transactions, accelerated share repurchase arrangements, or other methods permitted under applicable securities laws in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. All purchases listed above were made in the open market at prevailing market prices.

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
Overview
We are a clinical-stage biopharmaceutical company developing oral fixed-dose combination therapies and psychedelic-assisted treatments for serious chronic conditions. Our principal development priority is IHL-42X for obstructive sleep apnea. We are also evaluating the next clinical development plan for PSX-001 in generalized anxiety disorder and the potential for further development of IHL-675A in inflammatory conditions. Our aim is to offer patients additional treatment options where existing care does not adequately meet their needs.

IHL-42X, our lead drug candidate for the treatment of OSA, is an oral fixed-dose combination of dronabinol and acetazolamide designed to act synergistically by targeting two different physiological pathways associated with the intermittent hypoxia and hypercapnia that characterize OSA. We completed the Phase 2 portion of our RePOSA Phase 2/3 clinical trial, or the RePOSA Study, in July 2025, in which we observed that IHL-42X reduced AHI, improved patient reported outcome measures and was well-tolerated in OSA patients. In December 2025, the FDA granted Fast Track designation for IHL-42X for the treatment of OSA. We have determined to conduct an additional dose confirmation study, the DReAMzz Study, to further optimize the ratio of dronabinol and acetazolamide prior to advancing into a Phase 3 clinical trial of IHL-42X. The DReAMzz Study is a Phase 2 dose confirmation crossover trial evaluating nine dose combinations of IHL-42X across approximately 120 subjects at 14 U.S. clinical sites. This study commenced in May 2026, began screening participants in July 2026, is currently enrolling participants, and is estimated to be completed in mid-2027. Results from the DReAMzz Study are expected to inform the design of a planned Phase 3 clinical trial for IHL-42X.

PSX-001, our other lead drug candidate in clinical development following completion of a Phase 2 trial, is an oral synthetic psilocybin treatment, administered in combination with psychological therapy for patients with moderate-to-severe GAD. We completed a Phase 2 clinical trial, known as PsiGAD1, in the results of which we observed that the combination of synthetic psilocybin with psychotherapy significantly reduced anxiety scores and was well-tolerated in GAD patients. In this trial, statistically meaningful reductions in HAM-A scores were observed, with subjects in the investigational arm achieving an average 12.8-point reduction from baseline that was sustained for an 11-week follow up period. A greater than 50% reduction in HAM-A scores was observed in 44.1% of subjects receiving the experimental treatment and 27% of subjects in the treatment arm achieved full disease remission, a number five times higher than placebo. Improvements were also observed in secondary endpoint measures. PSX-001 was observed to be well-tolerated with no serious adverse events reported and only a single discontinuation across 73 patients. The majority of TEAEs were transient, mild to moderate in nature and consistent with the expected pharmacological effects of psilocybin. No signs of increased suicidality, psychosis, or prolonged psychological distress, concerns often cited with psychedelic treatments, were observed. We have a cleared IND application with the FDA. We are assessing options for the next steps in development of this asset, including adjustments to the design of the Phase 2 study.

IHL-675A is our drug candidate for the treatment of inflammatory conditions, with an initial focus on rheumatoid arthritis. IHL-675A is an oral fixed-dose combination of CBD and hydroxychloroquine sulfate designed to target two different pathways, acting synergistically to alleviate inflammation. In our Phase 1 clinical trial, IHL-675A was observed to be well-tolerated and bioavailable. In preclinical studies, IHL-675A was observed to reduce inflammatory markers and disease scores across multiple animal inflammatory disease models and in vitro assays. We initiated an Australian Phase 2 trial investigating IHL-675A in rheumatoid arthritis patients; however, in November 2024, we paused patient recruitment due to slower than anticipated enrollment and subsequently terminated the trial. Insufficient data was collected to make any conclusions on safety or efficacy of IHL-675A. We continue to assess the potential development strategies for IHL-675A in the treatment of rheumatoid arthritis and other inflammatory conditions while resource and capital allocation is focused on development of our lead assets.

These programs address distinct treatment needs. IHL-42X is being developed as an oral option for OSA, PSX-001 combines a pharmaceutical treatment with structured psychological therapy for GAD, and IHL-675A investigated a combination approach to inflammation. Our development priorities reflect the evidence available for each program and the work required to advance it to its next clinical milestone.

Results of Operations
Comparison of Fiscal Year Ended June 30, 2026 to June 30, 2025
The following tables summarize our results of operations for the periods presented (in thousands):

	For the Years Ended June 30,		$ Change	% Change
	2026	2025
Revenue from customers	$—	$86	$(86)	(100)%
Operating expenses:
Research and development	(5,210)	(10,747)	5,537	(52)%
General and administrative	(17,817)	(13,128)	(4,689)	36%
Total operating expenses	(23,027)	(23,875)	848	(4)%
Loss from operations	(23,027)	(23,789)	762	(3)%
Other income / (expense):
R&D tax incentive	4,658	1,756	2,902	165%
Foreign exchange gains (losses)	(13)	(289)	276	(96)%
Interest income	21	62	(41)	(66)%
Interest expense	—	(303)	303	(100)%
Change in fair value of convertible rights	—	299	(299)	(100)%
Change in fair value of warrant liabilities	(620)	(21,925)	21,305	(97)%
Warrant issuance costs	(284)	(129)	(155)	120%
Loss on extinguishment	—	(1,472)	1,472	(100)%
ELOC commitment fee	—	(1,095)	1,095	(100)%
Share of earnings (loss) of joint venture	(37)	—	(37)	100%
Total other income / (expenses), net	3,725	(23,096)	26,821	(116)%
Loss before income tax expense	(19,302)	(46,885)	27,583	(59)%
Income tax expense	—	—	—	—%
Net loss	(19,302)	(46,885)	27,583	(59)%
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	(452)	208	(660)	(317)%
Comprehensive loss	$(19,754)	$(46,677)	$26,923	(58)%
Revenue from Customers
During the fiscal year ended June 30, 2025, we generated revenue from clinic patients for rehabilitation services. This figure reflects the consideration to which the Company expects to be entitled in exchange for those services. During the fiscal year ended June 30, 2026, the Company did not generate any revenue from clinic patients for rehabilitation services We have not generated any revenue from the sale of products. We do not expect to generate material revenues unless and until our drug candidates are approved.
Operating Expenses
Our operating expenses consist of (i) R&D expenses, (ii) acquisition of in-process research and development (“IPR&D”) expense and (iii) general and administrative expenses.

R&D Expenses
R&D expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities.
Our R&D expenses include:
•external costs incurred under agreements with CROs, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies; and
•internal costs, including R&D personnel-related expenses such as salaries, and benefits, as well as allocated facilities costs and dues and subscriptions.
We expense R&D costs as incurred.
R&D expenses decreased by $5.5 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. The decrease was primarily due to the timing of the completion of the RePOSA Study and commencement of the DReAMzz Study.
Although R&D activities are central to our business model, the successful development of our drug candidates is highly uncertain. There are numerous factors associated with the successful development of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our R&D expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future to the extent our development activities are successful. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our drug candidates. Our R&D expenses have varied, and our future R&D expenses may vary, significantly based on a wide variety of factors such as:
•the number and scope, rate of progress, expense and results of our clinical trials and preclinical studies, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing of our drug candidates;
•the costs, if any, of obtaining third-party drugs for use in our combination trials;
•the extent of changes in government regulation and regulatory guidance;
•the efficacy and safety profile of our drug candidates;

•the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•the extent to which we establish additional collaboration, license, or other arrangements.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, finance and accounting, human resources and other administrative functions, including salaries, stock-based compensation and benefits for employees, legal fees, expenses relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as facilities-related costs not otherwise included in R&D expenses and other costs such as insurance costs and travel expenses.
General and administrative expenses increased by $4.7 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. The increase was primarily driven by a $5.0 million increase in stock-based compensation expense (from $2.6 million to $7.6 million), reflecting increased amortization of equity awards granted in May 2025. There is also a slight increase by a $0.3 million in salaries and other employee benefits (from $4.2 million to $4.5 million), primarily due to the additional middle management personnel hired or retained during the period. These increases were partially offset by a $0.3 million decrease in compliance, legal and regulatory expenses (from $3.9 million to $3.6 million), and a $0.3 million decrease in advertising and investor relations expenses (from $0.8 million to $0.5 million).
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
Benefit from R&D tax credit increased by $2.9 million (from $1.8 million to $4.7 million) for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. The increase was primarily attributable to an increase in the Company's estimated R&D tax incentive receivable resulting from expanded eligibility for certain R&D expenditures incurred in the fiscal years ended June 30, 2026 and 2025.

Foreign Exchange Losses
Foreign exchange losses decreased by $0.3 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025, primarily due to favorable currency exchange rates during the period.

Change in fair value of convertible rights

On October 17, 2024, we issued a convertible debenture as part of a financing arrangement. The convertible debenture was repaid in full on March 13, 2025, and the convertible rights associated with the convertible debenture were derecognized along with the debt repayment.
Change in fair value of warrant liabilities
In 2025 and 2026, the Company issued warrants in connection with its equity line of credit financing, convertible debenture financing and private investment in public equity financing transactions, including warrants issued in March 2026. Certain of these warrants were classified as liabilities and measured at fair value, with changes in fair value recognized in profit or loss. As a result of the remeasurement of these warrant liabilities, the changes in the fair value of warrant liabilities amounted to a loss of $0.6 million for the fiscal year ended June 30, 2026.
Loss on extinguishment
As mentioned above, the convertible debenture was repaid in full on March 13, 2025, and the associated convertible rights were derecognized along with the debt repayment. This resulted in a total loss on extinguishment of $1.5 million, comprising a $1.0 million loss on the debt host contract and $0.5 million related to the associated convertible rights.
ELOC commitment fee
We entered into an equity line of credit purchase agreement in September 2024 and as part of that arrangement, we issued shares as a commitment fee to secure the equity line of credit facility. The commitment fee expense incurred for the fiscal year ended June 30, 2025 as a result of these share issuances was $1.1 million.
Currency Translation Adjustment Losses
Currency translation adjustment, net of tax decreased by $0.7 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. The decrease resulted primarily from the translation of financial statements from the functional currency to U.S. dollars. For certain of our international subsidiaries, the local currency is the functional currency, and their financial statements are then translated into U.S. dollars for reporting purposes. See Note 2 to our financial statements included in this Annual Report for further information, under the heading “Foreign Currency Translation.”
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
We incurred total comprehensive losses of $19.8 million and $46.7 million for the fiscal years ended June 30, 2026 and June 30, 2025, respectively. The decrease in net loss was primarily attributable to a $26.9 million in financing-related losses recognized during the fiscal year ended June 30, 2025, including changes in the fair value of warrants and convertible debt, as well as loss on extinguishment of debt which were not incurred to the same extent during the fiscal year ended June 30, 2026.
As of June 30, 2026, we had cash and cash equivalents of $67.7 million. We believe our current cash balances, together with anticipated cash flows and available financing arrangements, provide sufficient resources to meet our obligations and sustain operations for at least one year from the issuance date of the financial statements in this Annual Report.
For the fiscal year ended June 30, 2026, we experienced net cash outflows from operating activities of $12.9 million, an increase of $0.4 million compared to the fiscal year ended June 30, 2025. As of June 30, 2026, we had cash and cash equivalents of $67.7 million, an increase of $52.7 million compared to our cash and cash equivalents as of June 30, 2025 of $15.0 million. As of June 30, 2026, our current assets exceed our current liabilities by $71.3 million, a $58.4 million increase compared to the difference between our current assets and current liabilities as of June 30, 2025 of $13.0 million.

Going Concern
As of the date of this Annual Report, we believe there is no longer substantial doubt about our ability to continue as a going concern. Although we have not yet established an ongoing source of revenue sufficient to cover all operating and capital expenditure requirements, including any potential payments pursuant to debentures, recent improvements in our financial position provide reasonable assurance that we will continue as a going concern for at least twelve months from the date of the financial statements. We expect to continue to require substantial capital to fund our operations beyond this period.
Historically, we have financed our operations to date primarily through partnerships, funds received from public offerings of common stock, a debt financing facility, as well as funding from governmental bodies. We continue to plan for additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources collaborations with other companies or other strategic transactions. While there can be no assurance that these plans will be completed successfully or at all, our current financial position and resources mitigate prior concerns related to going concern uncertainties.
As of September 24, 2026, our unrestricted cash and cash equivalents were $68.4 million. Based on our unrestricted cash and cash equivalents as of September 24, 2026, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements for at least twelve months from the date of the financial statements included in this Annual Report. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Inflation has not had a material impact on our operations or financial condition during the periods presented; however, sustained inflationary pressures could increase the cost of clinical trials, third-party manufacturing and general administration, which could cause us to use our cash resources faster than currently anticipated.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Cash Flows
Comparison of Cash Flows for the Fiscal Year ended June 30, 2026, with June 30, 2025
The following table summarizes our cash flows for the periods presented:

	Year Ended June 30,
	2026	2025
Net cash used in operating activities	$(12,867)	$(12,513)
Net cash used in investing activities	$(94)	$(8)
Net cash provided by financing activities	65,903	$21,396
Net increase/(decrease) in cash	52,942	$8,875
Net cash flows from operating activities
Net cash used in operating activities increased by $0.4 million in the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. The increase was primarily driven by a decrease in trade and other payables of $3.5 million (from an increase of $1.4 million in 2025 to a decrease of $2.1 million in 2026) and a decrease in cash generated from movements in the R&D tax incentive receivable of $5.8 million (from an inflow of $5.6 million in 2025 to an outflow of $0.2 million in 2026), partially offset by an increase in share-based compensation expense of $4.9 million (from $2.6 million to $7.6 million).
Net cash flows from investing activities
Net cash used in investing activities increased by $0.1 million in the fiscal year ended June 30, 2026 compared to fiscal year ended June 30, 2025. The increase was driven by spending on investment of joint venture.

Cash flows from financing activities
Cash provided by financing activities increased by $44.5 million in the fiscal year ended June 30, 2026, compared to the fiscal year ended June 30, 2025. The increase was primarily driven by an increase in share issuance proceeds of $30.3 million (from $48.3 million in 2025 to $78.7 million in 2026), partially offset by share repurchases of $9.4 million, share issuance costs of $3.1 million and warrant issuance costs of $0.3 million incurred during 2026. The share repurchase program expired in August 2026.
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
Financing Arrangements
We routinely enter into financing transactions that may include equity-linked instruments, warrants, conversion features and other complex contractual terms. The accounting for these arrangements requires significant judgment in evaluating the terms of the agreements and determining the appropriate classification and measurement of the related financial instruments. Changes in the interpretation of contractual terms or underlying assumptions may materially affect the amounts recognized in the financial statements.
Fair Value of Financial Instruments
Certain financial instruments, including warrant liabilities are recorded at fair value. Determining the fair value of these instruments requires significant judgment and the use of estimates, including expected volatility, risk-free interest rates, expected term, probability-weighted financing outcomes and other market-based assumptions. Changes in these assumption could have a material impact on the estimated fair value of these instruments and the corresponding gains or losses recognized in the consolidated statement of operations and comprehensive losses.
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
Benefit from R&D Tax Incentive
Benefit from R&D tax credit consists of the R&D tax credit received in Australia, which is recorded within other income (expense), net. The Company recognizes grants once both of the following conditions are met: (i) the Company is able to comply with the relevant conditions of the grant and (ii) the grant will be received.
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
We will continue to remain an emerging growth company until the earliest of the following:
•the last day of the fiscal year following the fifth anniversary of the date of the completion of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act;
•the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion;
•the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years;
•or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Incannex Healthcare Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Perth, Australia
September 25, 2026

INCANNEX HEALTHCARE INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$67,711	$15,039
Prepaid expenses and other assets	537	791
R&D tax incentive receivable	4,579	4,132
Total current assets	72,827	19,962
Property, plant and equipment, net	4	227
Investment in joint venture	51	-
Operating lease right-of-use assets, net	97	258
Total assets	$72,979	$20,447
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,158	$6,104
Accrued expenses and other current liabilities	272	696
Operating lease liabilities, current	62	184
Total current liabilities	1,492	6,984
Operating lease liabilities, non-current	34	74
Warrant liabilities	4,080	-
Total liabilities	5,606	7,058
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – 800,000,000 shares authorized; 12,544,298 and 6,479,333 shares issued and outstanding at June 30, 2026 and 2025, respectively	38	20
Additional paid-in capital	247,769	174,049
Accumulated deficit	(176,858)	(157,556)
Foreign currency translation reserve	(3,576)	(3,124)
Total stockholders’ equity	67,373	13,389
Total liabilities and stockholders’ equity	$72,979	$20,447
The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	For the fiscal year ended June 30,
	2026	2025
Revenue from customers	-	86
Operating expenses:
Research and development	(5,210)	(10,747)
General and administrative	(17,817)	(13,128)
Total operating expenses	(23,027)	(23,875)
Loss from operations	(23,027)	(23,789)
Other income, net:
R&D tax incentive	4,658	1,756
Foreign exchange gains/(losses)	(13)	(289)
Interest expense	-	(303)
Interest income	21	62
Change in fair value of convertible rights	-	299
Change in fair value of warrant liabilities	(620)	(21,925)
Warrant issuance costs	(284)	(129)
Loss on extinguishment	-	(1,472)
ELOC commitment fee	-	(1,095)
Share of earnings (loss) of joint venture	(37)	-
Total other income/(expenses), net	3,725	(23,096)
Loss before income tax expense	(19,302)	(46,885)
Income tax expense	-	-
Net loss	$(19,302)	$(46,885)
Other comprehensive income/(loss):
Currency translation adjustment, net of tax	(452)	208
Total comprehensive loss	$(19,754)	$(46,677)
Net loss per share: Basic and diluted	$(1.66)	$(40.82)
Weighted average number of shares outstanding, basic and diluted	11,658,374	1,148,476
The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Common Stock		Additional Paid-in capital	Accumulated deficit	Foreign currency translation reserve	Total stockholders’ equity
	Share	Amount	Amount	Amount	Amount	Amount
	#	$	$	$	$	$
Balance at June 30, 2024	588,094	2	125,218	(110,671)	(3,332)	11,217
Stock-based compensation	-	-	2,609	-	-	2,609
Convertible note conversion	2,138	-	100	-	-	100
Share issuance	5,889,101	18	48,401	-	-	48,419
Share issuance costs	-	-	(2,279)	-	-	(2,279)
Net loss	-	-	-	(46,885)	-	(46,885)
Currency translation adjustment, net of tax	-	-	-	-	208	208
Balance at June 30, 2025	6,479,333	20	174,049	(157,556)	(3,124)	13,389
Stock-based compensation	-	-	7,559	-	-	7,559
Share issuance	8,268,511	25	78,635	-	-	78,660
Share repurchase	(2,205,653)	(7)	(9,391)	-	-	(9,397)
Fractional adjustment	2,107	-				-
Share issuance costs	-	-	(3,083)	-	-	(3,083)
Net loss	-	-	-	(19,302)	-	(19,302)
Currency translation adjustment, net of tax	-	-	-	-	(452)	(452)
Balance at June 30, 2026	12,544,298	38	247,769	(176,858)	(3,576)	67,373
The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	For the fiscal year ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	(19,302)	(46,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	246
Unrealized loss on foreign currency remeasurement	15	294
Non-cash expense of ELOC commitment	-	1,048
Stock-based compensation expense	7,559	2,609
Change in fair value of warrant liabilities	620	21,925
Change in fair value of convertible rights	-	(299)
Non-cash interest expense	-	302
Loss on extinguishment	-	1,472
Share of (earnings) loss of joint venture	37	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	279	(189)
R&D tax incentive receivable	(242)	5,579
Trade and other payables	(2,073)	1,385
Net cash used in operating activities	(12,867)	(12,513)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10)	(8)
Investment of joint venture	(84)	-
Net cash used in investing activities	(94)	(8)
Cash flows from financing activities:
Proceeds received from facility agreement	-	4,282
Repayment of facility agreement	-	(4,459)
Proceeds from share issuance	78,667	48,343
Share issuance costs	(3,083)	(747)
Warrant issuance costs	(284)	(125)
Proceeds from issuance of convertible debt	-	2,779
Cancellation of warrants	-	(24,769)
Repayment of convertible debt	-	(3,795)
Debt issuance costs	-	(113)
Share repurchase	(9,397)	-
Net cash provided by financing activities	65,903	21,396
Effect of exchange rate changes on cash and cash equivalents	(270)	306
Net increase in cash and cash equivalents	52,942	8,875
Cash and cash equivalents at beginning of period	15,039	5,858
Cash and cash equivalents at end of period	67,711	15,039

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	For the fiscal year ended June 30,
	2026	2025
Non-cash investing and financing activities
Issuance of ELOC warrants at initial fair value	-	806
Issuance of convertible note warrants at initial fair value	-	341
Issuance of convertible rights at initial fair value	-	282
Issuance of Series A warrants at initial fair value	-	2,843
Partial conversion of convertible note	-	100
Issuance of Common Stock Warrants at initial fair value	3,460	-
Issuance of Pre-Funded Warrants at initial fair value	9	-
Total	3,469	4,372

The accompanying notes are an integral part of these consolidated financial statements.

INCANNEX HEALTHCARE INC.
Notes To Audited Consolidated Financial Statements
June 30, 2026 and 2025
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
The consolidated financial statements of the Company are presented in U.S. dollars and consist of Incannex and the following wholly-owned subsidiaries:

Subsidiary	Jurisdiction
Incannex Healthcare Pty Ltd	Victoria, Australia
Incannex Pty Ltd	Victoria, Australia
Psychennex Pty Ltd	Victoria, Australia
APIRx Pharmaceutical USA, LLC	Delaware
APIRx Pharmaceuticals Holding BV	IJsselstein, Netherlands
Clarion Clinics Group Pty Ltd	Victoria, Australia
Clarion Model Clinic Pty Ltd	Victoria, Australia
Psychennex Licensing and Franchising Pty Ltd	Victoria, Australia
Incannex Management Consultancies LLC	Dubai, United Arab Emirates
Description of Business
The Company is a clinical-stage biopharmaceutical development company dedicated to developing innovative medicines for patients living with serious chronic diseases and significant unmet needs. The Company’s lead drug candidates include IHL-42X for the treatment of obstructive sleep apnea (“OSA”) and PSX-001, the Company’s psilocybin treatment in combination with psychological therapy in development to treat patients with generalized anxiety disorder (“GAD”). The Company also has a drug candidate, IHL-675A, for the treatment of rheumatoid arthritis. Each of these programs target conditions that currently have limited, inadequate, or no approved pharmaceutical treatment options.The Company terminated its Australian Phase 2 clinical trial of IHL-675A due to enrollment challenges and reallocated resources to its lead programs for IHL-42X and PSX-001. The Company continues to evaluate strategies for IHL-675A when and as resources permit.
Reverse Stock Split
As discussed below under the heading “Note 2—Significant Accounting Policies—Reverse Stock Split,” on February 26, 2026, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”). As a result of the Reverse Stock Split, all figures in this Annual Report on Form 10-K relating to shares of Common Stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented, except as otherwise noted or required by context.

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
The Company has incurred total comprehensive losses of $19.8 million and $46.7 million for the fiscal years ended June 30, 2026 and 2025, respectively, and experienced net cash outflows from operating activities of $12.9 million and $12.5 million for the fiscal years ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and 2025, the Company had cash and cash equivalents of $67.7 million and $15.0 million, respectively, and current assets exceeded its current liabilities by $71.3 million and $13.0 million, respectively.
Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common stock, a debt financing facility, as well as funding from governmental bodies. The Company continues to plan for additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources collaborations with other companies or other strategic transactions.
Based on the Company’s unrestricted cash and cash equivalents as of June 30, 2026, the Company anticipates that it will be able to fund its planned operating expenses and capital expenditure requirements for at least twelve months from the date of these financial statements.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Details of all controlled entities are set out in Note 1 - “Company Overview.” All intercompany balances and transactions have been eliminated on consolidation.
Equity method investment
The Company has a joint venture investment with Mind Medicine Australia Limited. ("MMA") to operate a psychedelic-assisted therapies services clinic in Melbourne, Australia. The Company has an ownership interest of 50% in Mind Clinics Australia Pty Ltd and does not have control over the joint venture. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company's equity method investments are required to be reviewed for impairment when it is determined there may be an other than-temporary loss in value.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes.
The most significant estimates and assumptions in the Company’s consolidated financial statements include the valuation of warrant liabilities, valuation of equity-based instruments issued for other than cash, accrued research and development (“R&D”) expense, R&D tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of June 30, 2026 and 2025, all deposits are held in banks outside of the United States.
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
Depreciation
Depreciation is calculated using the straight-line method to allocate their cost, net of their residual values, over their estimated useful lives or, in the case of leasehold improvements and certain leased plant and equipment, the shorter lease term as follows:
•Machinery 10-15 years
•Vehicles 3-5 years
•Furniture, fittings and equipment 3-8 years
Furniture, fittings and equipment include assets in the form of office fit outs. These assets and other leasehold improvements are recognized at their fair value and depreciated over the shorter of their useful life or the lease term, unless the entity expects to use the assets beyond the lease term.

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
During the fiscal years ended June 30, 2026 and 2025, the Company did not record any impairment charges on its long-lived assets.
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
Segment information
The Company operates and manages its business as one reportable and operating segment, which is the R&D of the use of psychedelic medicine and drug therapies. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily in Australia.
Revenue Recognition
The Company recognizes revenue to depict the transfer of goods and services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services by applying the following steps:
•Identify the contract with a client;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations; and
•Recognize revenue when, or as, the Company satisfies a performance obligation.

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
The Company records accrued liabilities for estimated costs of R&D activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities.The Company records the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within R&D expenses on the consolidated statements of operations and comprehensive loss.
Reimbursable pass-through costs incurred by contract research organizations ("CROs") and other service providers on the Company's behalf are recognized upon receipt of the related invoice.
The Company estimates accrued R&D costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.
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
Registered Direct Offering

On March 12, 2026, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which it issued and sold, in a registered direct offering (the “March 2026 Offering”) (i) 1,997,285 shares of Common Stock (the "March 2026 Shares"), (ii) pre‑funded warrants to purchase up to 2,715 shares of common stock (the “March 2026 Pre-Funded Warrants”), and (iii) common stock warrants to purchase up to 2,000,000 shares of Common Stock (the “March 2026 Common Warrants”) at a combined purchase price of $5.00 per March 2026 Share and accompanying March 2026 Common Warrant, or $4.9999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Warrant. The March 2026 Common Warrants exercisable for a period of five years commencing upon issuance at an exercise price of $6.50 per share, subject to certain adjustments set forth therein. The March 2026 Pre-Funded Warrants became exercisable upon issuance and expire upon the exercise of the March 2026 Pre-Funded Warrants in full, at an exercise price of $0.0001 per share, subject to certain adjustments set forth therein. The aggregate gross proceeds to the Company from the March 2026 Offering were approximately $10.0 million before deducting placement agent fees and other offering expenses.

The pre-funded warrants were accounted for and were classified as additional paid-in capital as part of the Company’s equity. Total incremental and direct issuance costs were deducted from additional paid-in-capital as they were allocated to shares of common stock and pre-funded warrants.

The common stock warrants were classified as liabilities and accounted for at fair value and re-measured at each reporting date until exercise, expiration or modification that resulted in equity classification. Any change in the fair value of the March 2026. Warrants was recognized in the Consolidated Statements of Operations and Comprehensive Loss.

    The issuance of common stock is recognized on its settlement date. Upon issuance, the common stock is recorded at its fair value.

Reverse Stock Split

On February 26, 2026, the Company effected a 1-for-30 reverse stock split (the "Reverse Stock Split”) of its issued and outstanding shares of common stock. As a result of the Reverse stock split, every 30 shares of issued and outstanding shares of common stock were automatically converted into one share of common stock with a proportionate reduction in the Company's authorized shares of common stock. As a result of the Reverse Stock Split, every thirty (30) shares of the Company’s issued and outstanding common stock were automatically converted into one (1) share of common stock, without any change in the par value per share. Any fractional shares of common stock from the Reverse Stock Split were rounded up to the next whole share.

Proportionate adjustments were made to the number of shares issuable and the per share exercise prices of all outstanding equity awards, as well as to the shares issued and issuable under the Company’s stock incentive plans. The Reverse Stock Split did not affect the number of shares of common stock authorized.

All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented.

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

The net proceeds received from the issuance of the Debenture, after deduction of expenses reimbursable to the Arena Investors, was $2.88 million.
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
On March 13, 2025 the Company repaid in full the Debenture by making a cash payment of $3.85 million, representing the outstanding principal, interest, amounts and redemption premiums due as of February 28, 2025. In connection with the repayment of the Debenture, the Debenture Purchase Agreement, the Security Documents (as defined in the Debenture Purchase Agreement) and the ELOC Purchase Agreement were terminated, except with respect to the indemnification and registration rights set forth therein. The (i) Debenture Warrant, (ii) Registration Rights Agreement, dated as of October 14, 2025, by and between the Company and Arena Investors and (iii) the ELOC Warrant remain in effect.
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
Benefit from R&D Tax Incentive
Benefit from R&D tax credit consists of the R&D tax credit received in Australia, which is recorded within other income (expense), net. The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant will be received.
Interest income
Interest income is recognized as interest accrues using the effective interest method. This is a method of calculating the amortized cost of a financial asset and allocating the interest income over the relevant period using the effective interest rate, which is the rate that exactly discounts estimated future cash receipts through the expected life of the financial asset to the net carrying amount of the financial asset.
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
The following table presents data regarding the dollar exchange rate of relevant currencies:

	June 30, 2026	June 30, 2025

Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6869	0.6550
Average exchange rate for the period
USD: AUD Exchange Rate	0.6785	0.6482
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the fiscal years ended June 30, 2026 and 2025, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
Note 3 - Prepaid expenses and other current assets

	June 30, 2026	June 30, 2025

	(in thousands)
Prepayments[1]	295	298
GST recoverable	241	494
Total prepaid expenses and other current assets	537	791

1.Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-675A clinical trials and scientific, marketing, and advertising subscription services.

Note 4 - R&D tax incentive receivable

	June 30, 2026	June 30, 2025

	(in thousands)
R&D tax incentive receivable	4,579	4,132
R&D tax incentive is recorded within the Consolidated Statements of Operations and Comprehensive Loss and amounted to $4.7 million and $1.8 million for the fiscal years ended June 30, 2026 and 2025, respectively.
Note 5 - Property, Plant and Equipment, net

	June 30, 2026		June 30, 2025

	(in thousands)
Furniture, fittings and equipment	648		495
Total property, plant and equipment, gross	648		495
Accumulated depreciation and amortization	(643)		(268)
Total property, plant and equipment, net	$4	$-	$227
Depreciation expense is recorded within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss and amounted to $0.24 million and $0.25 million for the fiscal years ended June 30, 2026 and 2025, respectively.
Note 6 - Trade and other payables, accrued expenses and other current liabilities

	June 30, 2026	June 30, 2025

	(in thousands)
Current liabilities
Trade payables	1,128	6,074
Contract liabilities	30	30
Total trade and other payables	1,158	6,104

Accrued expenses	242	661
Employee leave entitlements	30	35
Total accrued expenses and other current liabilities	272	696
Total trade and other payables, accrued expenses and other current liabilities	1,430	6,800
Trade and other payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying amounts are a reasonable approximation of fair value.
Note 7 - Leases
As of June 30, 2026, the Company has two lease agreements for its corporate head office and sites located in Melbourne and Perth. The leases have original terms of approximately five and three years, respectively, require monthly payments that may be subject to annual increases, and include certain renewal options. During the year, the Company exercised an extension option relating to its Perth lease. The extension period was included in the measurement of the related right-of-use asset and lease liability as the Company determined it was reasonably certain to exercise the option.

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	June 30, 2026	June 30, 2025
Lease term (years)	0.57	2.32

Discount rate	9.18%	9.18%
The following table summarizes the lease costs pertaining to the Company’s operating leases:

	June 30, 2026	June 30, 2025
Operating lease cost	206	203
Cash paid for amounts included in the measurement of operating lease liabilities during the fiscal years ended June 30, 2026 and 2025 was $0.21 million and $0.20 million, respectively, and was included within net cash used in operating activities in the cash flows.
The following table summarizes the future minimum lease payments due under operating leases as of June 30, 2026, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2027	69
June 30, 2028	35

Total minimum lease payments	104

Less amount representing interest	8

Total operating lease liabilities	96
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

	For the fiscal year ended June 30, 2025
	$	No. of Shares

	(in thousands, excerpt per share data)
Opening balance	2	588,094
Issue of new shares	18	5,888,408
Issues of new shares – convertible note conversion	-	2,138
Issues of new shares - employees and directors	-	693
Closing balance	20	6,479,333
On May 27, 2025, the Company filed a certificate amendment to its amended and restated certificate of incorporation to increase its authorized shares of common stock to 800 million shares.

	For the fiscal year ended June 30, 2026
	$	No. of Shares

	(in thousands, excerpt per share data)
Opening balance	20	6,479,333
Issues of new shares	25	7,261,998
Issues of new shares - employees and directors	-	1,006,513
Repurchases of shares	(7)	(2,205,653)
Fractional adjustment	-	2,107
Closing balance	38	12,544,298
Note 10 - Additional paid-in capital
Additional paid-in capital:

	June 30, 2026	June 30, 2025

	(in thousands except per share data)
Opening balance	174,049	125,219
Equity instruments issued to management and directors[1]	7,559	2,610
Convertible note conversion	—	100
Share issuance	78,635	48,399
Share repurchase	(9,391)	-
Share issuance costs	(3,083)	(2,279)
Ending balance	247,769	174,049

In August 2025, our Board of Directors authorized a $20 million share repurchase program pursuant to which the Company could repurchase up to $20 million of its outstanding shares of Common Stock. The share repurchase program expired on August 30, 2026. Under the share repurchase program, the Company could repurchase shares of Common Stock from time-to-time in the open market or in privately negotiated transactions, accelerated share repurchase arrangements, or other methods permitted under applicable securities laws in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
1The equity-based premium reserve is used to record the value of equity issued to raise capital, and for stock-based payments.
Note 11 - General and Administrative expenses

	June 30, 2026	June 30, 2025

	(in thousands)
Salaries, and other employee benefits	(4,497)	(4,217)
Stock-based payments expense	(7,559)	(2,609)
Depreciation expense	(240)	(246)
Compliance, legal and regulatory	(3,592)	(3,939)
Occupancy expenses	(289)	(390)
Advertising and investor relations	(496)	(795)
Other administration expenses	(1,144)	(932)
Total general and administration expenses	(17,817)	(13,128)
Note 12 - Stock-based payments

	June 30, 2026	June 30, 2025

	(in thousands)
General and administrative	(7,559)	(2,609)
Total stock-based compensation expense	(7,559)	(2,609)
Restricted stocks
A summary of the changes in the Company’s restricted stock activity for the fiscal year ended June 30, 2026, are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of June 30, 2025	1,358,902	6.90
Granted	5,021	49.14
Vested	(1,006,513)	7.07
Unvested and Outstanding as of June 30, 2026	357,410	7.34

Stock Options
A summary of the changes in the Company’s stock options activity for the fiscal year ended June 30, 2026, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2025	7,584	816.62	1.46	-
Cancelled or forfeited	(4,145)	1,109.78	0.19	-
Outstanding as of June 30, 2026	3,439	528.11	2.39	-
Unvested as of June 30, 2026	-	-	0	-
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

ELOC Purchase Agreement

The Company evaluated the ELOC Purchase Agreement to determine whether it should be accounted for considering the guidance in ASC 815- 40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative.

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

The Company evaluated that the Debenture Warrant was a detachable freestanding instrument. The Debenture Warrant included certain cash-settlement features in the event of a tender offer, which is outside the control of the Company, and that the exercise price was denominated in a currency (USD) other than the reporting entity’s functional currency (AUD), and thus failed to meet the equity scope exception in ASC 815-10-15-74(a). Therefore, the instrument was not considered indexed to the reporting entity’s own stock. As such the Debenture Warrant were classified as a liability and measured at fair value, with changes in fair value each period reported in earnings

The proceeds from issuing the Debenture were allocated first to the Debenture Warrant based on its fair value. The proceeds allocated to the debt instrument was then further allocated between the debt host contract and the bifurcated derivative based on the fair value of that derivative as prescribed by
ASC 815-15-30-2.

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

March 2026 Common Warrants

Classification of the March 2026 Common Warrants defined as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Refer to page F-13 for additional background information regarding the March 2026 Common Warrants.
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

The March 2026 Common Warrants was classified as a Level 3 financial instrument in the fair value hierarchy and was valued using the BlackScholes option pricing model (“BSOPM”). The following table presents the fair value of the warrant and the valuation assumptions under the BSOPM as of June 30, 2026 and at issuance.

	June 30, 2026	At Issuance
Fair Value	$4,080	$3,460
Exercise price	$6.50	$6.50
Common stock price	$3.00	$3.00
Expected option term (years)	5	5
Expected volatility	80.00%	80.00%
Risk free rate of return	3.85%	3.80%
Expected annual dividend yield	—%	—%

The changes in the fair value of the Warrants liability resulted in an increase of $0.62 million for the fiscal year ended June 30, 2026.
Note 14 - Income Tax
The prima facie income tax benefit on pre-tax accounting loss from operations reconciles to the income tax benefit in the financial statements as follows:

	June 30, 2026	June 30, 2025

	(in thousands)
Accounting loss before tax	(19,302)	(46,885)
Income tax benefit at the applicable tax rate of 30%	(5,791)	(14,066)
Non-deductible expenses	628	4,511
Non-assessable income	(1,356)	(1,527)
Deferred tax assets not recognized	6,518	1,143
Deferred tax asset not recognized in the financial statements:
Unused tax losses	12,200	10,648
Net unrecognized tax benefit at 30%	13,412	11,791
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June 30, 2026 and 2025, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As the Company has incurred taxable losses, no current income tax expenses or payable has been recognized for the years ended June 30, 2026 and 2025.
Note 15 - Loss per share
All stock and earnings per share amounts presented below reflect the impact of the redomiciliation as if it had taken effect on July 1, 2022.

Basic and diluted net loss per share attributable to stockholders was calculated as follows:

	June 30 2026	June 30 2025
Basic and diluted loss per share (dollars per share)	1.66	40.82
The loss and weighted average number of shares of common stock used in the calculation of basic loss per share is as follows:
Net loss for the year (in thousands)	(19,302)	(46,885)
- Weighted average number of shares of common stock (number)	11,658,374	1,148,476
The Company notes that the diluted loss per share is the same as basic loss per share.
Note 16 - Segment Information
The Company has one reportable segment: R&D of the use of psychedelic medicine and drug therapies.
The accounting policies of the psychedelic medicine and drug therapies segment are consistent with those described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, and the measure of segment assets is reported on the balance sheets as total assets. The Company’s CODM is the Chief Executive Officer. The CODM reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. Operating expenses is assessed by the CODM to make decisions on how to allocate resources, such as determining additional costs for preclinical and clinical development of the Company’s product candidates.

The following table summarized significant segment expenses for the years ended June 30, 2026 and 2025:

	Psychedelic Medicine and Drug Therapies Segment
	June 30, 2026	June 30, 2025
	(in thousands)
Research and development expenses	(5,210)	(10,747)
General and administration expenses (excluding stock-based payment)	(10,018)	(10,273)
Stock-based payment	(7,559)	(2,609)
Financing expense	(883)	(24,563)

Material segment income mainly consists of R&D tax incentive amounted to $4.7 million and $1.8 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Note 17 - Related Party Transactions
There were no amounts payable to any related parties as of June 30, 2026 and 2025.
Note 18 - Subsequent Events
Research and Development Tax Incentive Refund
On 11 August 2026, the Company received the final A$5.1 million refund under the Australian Government's Research and Development Tax Incentive Program following approval of the Company's overseas findings and amendment of its fiscal year ended June 30, 2025 income tax return. Together with amounts previously received, total cash refunds relating to the fiscal year ended June 30, 2025 claim exceeded A$11.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.

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
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of our internal control over financial reporting on June 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2026.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of June 30, 2026. Due to the limited number of accounting personnel we employ in light of the size and nature of our business, our Chief Financial Officer initiates, oversees and approves financial reporting activities without an independent internal review control. Journal entries and reporting adjustments are also communicated by our Chief Financial Officer to a third party for processing. As the preparation, review and approval processes ultimately remain directed by our Chief Financial Officer, effective segregation of duties has not been achieved.

Remediation Efforts
The measures that we are undertaking to remediate the material weakness in internal control over financial reporting have and will include: (a) hiring qualified internal control personnel or consultants to manage the implementation of internal control policies, procedures and improvement of the internal audit function, as applicable; (b) developing and implementing written policies and procedures for accounting and financial reporting that meet the standards applied to public companies listed in the United States; and (c) conducting internal control training to management, key operations personnel and the accounting department, so that management and relevant personnel understand the requirements and elements of internal control over financial reporting mandated by the US securities laws. Further, we have implemented a series of manual checks and balances to verify that the initiation, approval and recording of certain financial transactions in the current and prior reporting periods has been properly authorized and recorded. While management has identified a material weakness in our system of internal control over financial reporting, management believes that it has taken reasonable and sufficient steps to ascertain that the financial information contained in this Annual Report is presented in accordance with GAAP.

We believe we have made progress in accordance with our remediation plan even though the material weakness will not be considered remediated until we have completed implementing the necessary additional applicable controls and operate with them for a sufficient period of time to allow management and our auditors to conclude that these controls are operating effectively. Management does not believe that this material weakness has resulted in deficient financial reporting because management has implemented manual compensating controls, including checks and balances to verify that the initiation, approval and recording of financial transactions has been properly authorized and recorded.

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
Changes in Internal Control over Financial Reporting
Other than the identification of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report (“2026 Proxy Statement”).
Item 11. Executive and Director Compensation
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)
The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.
(a)(2)Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3)Exhibits
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

3.1.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on February 24, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

3.2	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2025).
4.2
Form of Warrant Agency Agreement, by and among the Company, Computershare Inc., and its affiliate Computershare Trust Company, N.A., dated December 29, 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
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
10.19#
Amendment No. 1 to Incannex Healthcare Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the SEC on November 14, 2025).

10.20^	Form of Securities Purchase Agreement, dated as of March 12, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
10.21	Placement Agency Agreement, dated as of March 12, 2026 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2026).

Exhibit No.	Description
16.1
Letter to Securities and Exchange Commission from PKF Brisbane Audit, dated December 14, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023).

19.1	Securities Trading Policy, adopted on October 5, 2023 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton, independent registered public accounting firm
24.1	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
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
*Filed herewith
**Furnished herewith
#Indicates management contract or compensatory plan.
^Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2026	Incannex Healthcare Inc.
	By:	/s/ Joel Latham
	Name:	Joel Latham
	Title:	Chief Executive Officer and President
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

Name	Position	Date

/s/ Joel Latham	Chief Executive Officer, President and Director (principal executive officer)	September 25, 2026
Joel Latham

/s/ Joseph Swan	Chief Financial Officer (principal financial and accounting officer)	September 25, 2026
Joseph Swan

/s/ Troy Valentine	Director	September 25, 2026
Troy Valentine

/s/ Peter Widdows	Director	September 25, 2026
Peter Widdows

/s/ George Anastassov	Director	September 25, 2026
George Anastassov

/s/ Robert Clark	Director	September 25, 2026
Robert Clark