Form 10-Q
period 2026-09-30
Incannex Healthcare Inc.
filed 2026-11-12
CIK 1873875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2026, the registrant had 12,546,030 shares of common stock outstanding.

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
•the timing, scope or likelihood of regulatory filings and approvals, including the benefits of FDA Fast Track designation, and our ability to obtain and maintain regulatory approvals for our drug candidates for any indication;
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
•our financial condition, including our ability to obtain the funding necessary to advance the development of our drug candidates and our expectation regarding the sufficiency of our capital resources;
•our ability to retain and attract qualified employees, directors, consultants and advisors;
•our ability to continue to comply with applicable privacy laws, cybersecurity requirements and protect confidential information from security breaches;
•how recent and potential future changes in healthcare policy could negatively impact our business and financial condition;
•the extent to which global economic and political developments, including existing regional conflicts, pandemics, natural disasters, tariffs and trade restrictions affecting the pharmaceutical and life sciences industry, and the indirect and/or long-term impact of inflation, will affect our business operations, clinical trials, supply chain, or financial condition; and
ii

•any statement of assumptions underlying any of the foregoing.
These risks are not exhaustive. Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2026 (the “2026 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INCANNEX HEALTHCARE INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$68,267	$67,711
Prepaid expenses and other assets	693	537
Research and development (“R&D”) tax incentive receivable	1,272	4,579
Total current assets	70,232	72,827
Property, plant and equipment, net	2	4
Investment in joint venture	77	51
Operating lease right-of-use assets	83	97
Total assets	$70,394	$72,979
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$944	$1,158
Accrued expenses and other current liabilities	30	272
Operating lease liabilities, current	62	62
Total current liabilities	1,036	1,492
Operating lease liabilities, non-current	21	34
Warrant Liabilities	3,200	4,080
Total liabilities	4,257	5,606
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value – 800,000,000 shares authorized; 12,544,607 and 12,544,298 shares issued and outstanding at September 30, 2026 and June 30, 2026 respectively	38	38
Additional paid-in capital	248,081	247,769
Accumulated deficit	(178,796)	(176,858)
Foreign currency translation reserve	(3,186)	(3,576)
Total stockholders’ equity	66,137	67,373
Total liabilities and stockholders’ equity	$70,394	$72,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended September 30,
	2026	2025
Revenue from customers	-	-
Operating expenses:
Research and development	(1,123)	(1,120)
General and administrative	(2,313)	(5,674)
Total operating expenses	(3,436)	(6,794)
Loss from operations	(3,436)	(6,794)
Other income, net:
R&D tax incentive	239	389
Foreign exchange losses	(3)	(13)
Interest income	410	5
Change in fair value of warrant liabilities	880	-
Share of earnings (loss) of joint venture	(28)	6
Total other income, net	1,498	387
Loss before income tax expense	(1,938)	(6,407)
Income tax expense	-	-
Net loss	$(1,938)	$(6,407)
Other comprehensive income:
Currency translation adjustment, net of tax	390	223
Total comprehensive loss	$(1,548)	$(6,184)
Net loss per share: Basic and diluted	$(0.15)	$(0.62)
Weighted average number of shares outstanding, basic and diluted	12,544,407	10,343,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Common Stock		Additional paid-in capital Amount	Accumulated deficit Amount	Foreign currency translation reserve Amount	Total Stockholders’ Equity (Deficit) Amount
	Shares	Amount
	#	$	$	$	$	$
Balance at June 30, 2026	12,544,298	38	247,769	(176,858)	(3,576)	67,373
Stock-based compensation	-	-	312	-	-	312
Share issuance	309	-	-	-	-	-
Net loss	-	-	-	(1,938)	-	(1,938)
Currency translation adjustment, net of tax	-	-	-	-	390	390
Balance at September 30, 2026	12,544,607	38	248,081	(178,796)	(3,186)	66,137

	Common Stock		Additional paid-in capital Amount	Accumulated deficit Amount	Foreign currency translation reserve Amount	Total Stockholders’ Equity (Deficit) Amount
	Shares	Amount
	#	$	$	$	$	$
Balance at June 30, 2025	6,479,333	20	174,049	(157,556)	(3,124)	13,388
Stock-based compensation	-	-	2,626	-	-	2,626
Share issuance	5,110,850	15	69,450	-	-	69,465
Share issuance costs	-	-	(2,288)	-	-	(2,288)
Net loss	-	-	-	(6,407)	-	(6,407)
Currency translation adjustment, net of tax	-	-	-	-	223	223
Balance at September 30, 2025	11,590,183	35	243,837	(163,963)	(2,901)	77,008
On February 24, 2026, the Company effected a 1-for-30 reverse split of its issued and outstanding shares of common stock, (the "Reverse Split"). As a result of the Reverse Split, all figures in this Quarterly Report on Form 10-Q (this "Quarterly Report") relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Split for all periods presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INCANNEX HEALTHCARE INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	For the three months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,938)	$(6,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	66
Unrealized loss on foreign currency remeasurement	-	13
Stock-based compensation expense	312	2,626
Change in fair value of warrant liabilities	(880)	-
Interest income	(410)	-
Share of (earnings) loss of joint venture	28	(6)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	232	299
R&D tax incentive	3,419	(364)
Trade and other payables	(244)	(5,390)
Net cash provided by (used in) operating activities	521	(9,163)
Cash flows from investing activities:
Purchase of property, plant and equipment	-	(2)
Investment of joint venture	(54)	(40)
Net cash used in investing activities	(54)	(42)
Cash flows from financing activities:
Proceeds from share issuance	-	69,465
Share issuance costs	-	(2,288)
Net cash provided by financing activities	-	67,177
Effect of exchange rate changes on cash and cash equivalents	89	269
Net increase in cash, cash equivalents, and restricted cash before exchange rate movements	467	57,972
Cash and cash equivalents, and restricted cash at beginning of period	67,711	15,039
Cash and cash equivalents, and restricted cash at end of period	$68,267	$73,280
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
The unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars and consist of the Company and the following wholly-owned subsidiaries:

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
The Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative US GAAP recognized by the FASB to be applied to non-governmental entities.
Unaudited Interim Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three months ended September 30, 2026, and 2025, and cash flows for the three months ended September 30, 2026, and 2025. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the SEC on September 25, 2026 (the “2026 Annual Report”).

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)
Going Concern Basis
The financial report has been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.
The Company has incurred total comprehensive losses of $1.5 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively, and experienced net cash provided by operating activities of $0.5 million and net cash used in operating activities of $9.2 million for the three months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and June 30, 2026, the Company had cash and cash equivalents of $68.3 million and $67.7 million, respectively, and current assets exceeded its current liabilities by $69.2 million and $71.3 million, respectively.
Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common stock, a debt financing facility, as well as funding from governmental bodies. The Company may consider future financing when appropriate to support its operating and development plans or take advantage of strategic investment opportunities, including participation by investors whose involvement could benefit the Company and its stockholders. Any such financing may be undertaken before additional funding is required, taking into account its terms, potential dilution and the Company’s strategic objectives. Potential sources could include public offerings or private placements of common stock, debt financing, collaborations or other strategic transactions. These potential sources do not form part of the Company’s assessment of its ability to fund its current plans for the period described below.

Based on its existing unrestricted cash and cash equivalents and current operating plans, the Company believes it is adequately funded to meet its planned operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the financial statements. The timing and amount of any future capital requirements will depend on the progress, scope and cost of its operations, strategy and development activities.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Details of all controlled entities are set out in Note 1. All intercompany balances and transactions have been eliminated on consolidation.
Equity Method Investment
The Company has a joint venture investment with Mind Medicine Australia Limited to operate a psychedelic-assisted therapies services clinic in Melbourne, Australia. The Company has an ownership interest of 50% in Mind Clinics Australia Pty Ltd and does not have control over the joint venture. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company's equity method investments are required to be reviewed for impairment when it is determined there may be an other than-temporary loss in value.
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
Significant Accounting Policies
There are no significant changes to the Company’s significant accounting policies disclosed in Note 2 to the Consolidated Financial Statements described in the 2026 Annual Report that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes.

Note 3 – Prepaid expenses and other current assets

	September 30, 2026	June 30, 2026
	$	$

	(in thousands)
Prepayments[1]	626	295
GST recoverable	67	242
Total prepaid expenses and other current assets	693	537
1Prepayments consist of prepaid clinical trial insurances, prepaid R&D expenditure relating to PSX-001 and IHL-675A clinical trials and scientific, marketing, and advertising subscription services.
Note 4 – R&D tax incentive receivable

	September 30, 2026	June 30, 2026
	$	$

	(in thousands)
R&D tax incentive receivable	1,272	4,579
R&D tax incentive is recorded within the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $0.2 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively.

Note 5 – Property, Plant and Equipment, net

	September 30, 2026	June 30, 2026
	$	$

	(in thousands)
Furniture, fittings and equipment	655	648
Total property, plant and equipment, gross	655	648
Accumulated depreciation and amortization	(653)	(643)
Total property, plant and equipment, net	$2	$4
Depreciation expense is recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $2,000 and $66,000 for the three months ended September 30, 2026 and 2025, respectively.
Note 6 – Trade and other payables, accrued expenses and other current liabilities

	September 30, 2026	June 30, 2026
	$	$
	(in thousands)
Current liabilities
Trade payables	944	1,128
Contract liabilities	-	30
Total trade and other payables	944	1,158

Accrued expenses	-	242
Employee leave entitlements	30	30
Total accrued expenses and other current liabilities	30	272
Total trade and other payables, accrued expenses and other current liabilities	974	1,430
Trade and other payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying amounts are a reasonable approximation of fair value.
Note 7 – Leases
As of September 30, 2026, the Company has two lease agreements for its corporate head office and sites located in Melbourne and Perth. The leases have original terms of approximately five and three years, respectively, require monthly payments that may be subject to annual increases, and include certain renewal options. During the year, the Company exercised an extension option relating to its Perth lease. The extension period was included in the measurement of the related right-of-use asset and lease liability as the Company determined it was reasonably certain to exercise the option.
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	September 30, 2026	June 30, 2026
Lease term (years)	1.05	0.57

Discount rate	9.18%	9.18%

Note 7 – Leases (continued)
The following table summarizes the lease costs pertaining to the Company’s operating leases:

	September 30, 2026	June 30, 2026
	$	$
	(in thousands)
Operating lease cost	17	206
Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended September 30, 2026 and fiscal year June 30, 2026 was $17,000 and $0.2 million respectively, and was included within net cash used in operating activities in the cash flows.
The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2026, (in thousands):

Operating leases	Amount $ (in thousands)
June 30, 2027	53
June 30, 2028	36

Total minimum lease payments	89

Less amount representing interest	(6)

Total operating lease liabilities	83
As of September 30, 2026, the Company’s operating lease has a weighted average remaining lease term of 1.05 years and a discount rate of 9.18%

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

Note 10 – Stock-based payments

	For the three months ended September 30, 2026
	2026	2025
	$	$

	(in thousands)
General and administrative	312	2,626
Total stock-based compensation expense	312	2,626

Restricted Stock
A summary of the changes in the Company’s restricted stock unit for the three month period ended September 30, 2026, are as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value $
Unvested and Outstanding as of June 30, 2026	357,410	7.34
Vested	(309)	55.17
Unvested and Outstanding as of September 30, 2026	357,101	7.30
Stock Options
A summary of the changes in the Company’s stock options activity for the three months ended September 30, 2026, are as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) ($)
Outstanding as of June 30, 2026	3,439	528.11	2.39	-
Cancelled or forfeited	(1,111)	612.30	1.00	-
Outstanding as of September 30, 2026	2,328	519.65	1.06	-
Unvested as of September 30, 2026	-	-	0	-
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s shares of common stock.
Note 11 – Income Tax
For each of the three months ended September 30, 2026 and 2025, the Company did not recognize a provision or benefit for income taxes as it incurred net losses. In addition, the net deferred tax assets generated from net operating losses were fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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

March 2026 Common Warrants

On March 12, 2026, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which it issued and sold, in a registered direct offering (the “March 2026 Offering”) (i) 1,997,285 shares of Common Stock (the "March 2026 Shares"), (ii) pre‑funded warrants to purchase up to 2,715 shares of common stock (the “March 2026 Pre-Funded Warrants”), and (iii) common stock warrants to purchase up to 2,000,000 shares of Common Stock (the “March 2026 Common Warrants”) at a combined purchase price of $5.00 per March 2026 Share and accompanying March 2026 Common Warrant, or $4.9999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Warrant. The March 2026 Common Warrants are exercisable for a period of five years commencing upon issuance at an exercise price of $6.50 per share, subject to certain adjustments set forth therein. The March 2026 Pre-Funded Warrants became exercisable upon issuance and expire upon the exercise of the March 2026 Pre-Funded Warrants in full, at an exercise price of $0.0001 per share, subject to certain adjustments set forth therein. The aggregate gross proceeds to the Company from the March 2026 Offering were approximately $10.0 million before deducting placement agent fees and other offering expenses.
Classification of the March 2026 Common Warrants defined as liability instruments was based on management’s analysis of the guidance in ASC 815 and in a statement issued by the Staff of the SEC regarding the accounting and reporting considerations for warrants issued entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” Refer to page F-13 of the 2026 Annual Report for additional background information regarding the March 2026 Common Warrants.
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

The March 2026 Common Warrants was classified as a Level 3 financial instrument in the fair value hierarchy and was valued using the BlackScholes option pricing model (“BSOPM”). The following table presents the fair value of the warrant and the valuation assumptions under the BSOPM as of September 30, 2026 and at issuance.

	September 30, 2026	At Issuance
Fair Value (in thousands)	$3,200	$3,460
Exercise price	$6.50	$6.50
Common stock price	$3.24	$3.25
Expected option term (years)	5	5
Expected volatility	80.00%	80.00%
Risk free rate of return	3.85%	3.80%
Expected annual dividend yield	—%	—%

The changes in the fair value of the warrant liability resulted in a decrease of $0.9 million for the three months ended September 30, 2026.

Note 13 – Loss per share
Basic and diluted net loss per share attributable to stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the three months ended September 30,
	2026	2025
	$	$
Basic and diluted loss per share (dollars per share)	(0.15)	(0.62)
The loss and weighted average number of shares of common stock used in the calculation of basic loss per share is as follows:
Net loss for the period (in thousands)	(1,938)	(6,407)
- Weighted average number of shares of common stock (number)	12,544,407	10,343,655
The Company notes that the diluted loss per share is the same as basic loss per share.
Note 14 – Segment Information
The Company has one reportable segment: R&D of the use of psychedelic medicine and drug therapies.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. Operating expenses is assessed by the CODM to make decisions on how to allocate resources, such as determining additional costs for preclinical and clinical development of the Company’s product candidates.

The following table summarized significant segment expenses for the three months ended September 30, 2026 and 2025:

	Psychedelic Medicine and Drug Therapies Segment
	September 30, 2026	September 30, 2025
	(in thousands)
Research and development expenses	(1,123)	(1,120)
General and administration expenses (excluding stock-based payment)	(1,999)	(2,982)
Stock-based payment	(312)	(2,626)

Note 15 – Related Party Transactions
Transactions between related parties are on commercial terms and conditions, no more favorable than those available to other parties unless otherwise stated.
There were no amounts payable to any related parties as of September 30, 2026 and June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements. This discussion and analysis contain forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in our 2026 Annual Report. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.
Our accounting policies under accounting principles generally accepted in the United States (“US GAAP”) are referred to in Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report. All amounts are in United States dollars, unless otherwise indicated.
Overview
We are a clinical-stage biopharmaceutical company dedicated to developing innovative combination therapies for patients living with serious chronic conditions and significant unmet needs. During the quarter, we continued to execute our clinical development strategy, advancing IHL-42X into patient dosing in DReAMzz following the positive RePOSA results. Our lead clinical program, IHL-42X, is an oral fixed-dose combination of dronabinol and acetazolamide for the treatment of obstructive sleep apnea (“OSA”). IHL-42X has completed a Phase 2 clinical program (RePOSA) with positive results, has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”), and patient dosing has commenced in the DReAMzz Phase 2 crossover dose-optimization study, which is being conducted across 13 clinical sites in the United States. DReAMzz is designed to further refine the dosing profile ahead of a planned Phase 3 registration program. RePOSA demonstrated statistically significant reductions in the apnea-hypopnea index, a measure of OSA severity, compared with placebo in both IHL-42X dose groups. Building on those findings, patient dosing commenced in DReAMzz in August 2026. The study is expected to provide dose-selection data to inform the planned Phase 3 study design, with completion estimated for mid-2027. The Company has also secured U.S. patent protection for IHL-42X, covering its composition and methods of treatment, with a baseline expiry date of 2040. The patent was granted in June 2026, adding U.S. protection for the proprietary combination as the program advances through clinical development. PSX-001 is an oral synthetic psilocybin treatment in combination with psychological therapy for generalized anxiety disorder (“GAD”). Following positive results from its Phase 2 proof-of-concept study, PsiGAD1, the Company holds an FDA-cleared Investigational New Drug (“IND”) application for PsiGAD2 and is evaluating the next stage of clinical development, including potential adjustments to the Phase 2 study design. The Company has also engaged with the United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) through a scientific advice meeting to support the program’s clinical and regulatory development strategy. In parallel, the Company has established a clinical advisory board comprising experts in psychiatry, drug development and mental health to support the continued advancement of PSX-001. The completed 73-participant PsiGAD1 study, IND clearance and MHRA engagement provide the clinical evidence and regulatory input for the next stage of the program. The Company is using this work to finalize its next clinical development plan. Each of these programs targets conditions that currently have limited, inadequate, or no approved pharmaceutical treatment options.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following tables summarize our results of operations for the periods presented (in thousands):

	For the three months ended September 30,		$ Change	% Change
	2026	2025
Revenue from customers	$-	$-	$-	-%
Operating expenses:				-%
Research and development	(1,123)	(1,120)	(3)	-%
General and administrative	(2,313)	(5,674)	3,361	59%
Total operating expenses	(3,436)	(6,794)	3,358	49%
Loss from operations	(3,436)	(6,794)	3,358	49%
Other income (expense):				-%
R&D tax incentive	239	389	(150)	(39)%
Foreign exchange losses	(3)	(13)	10	77%
Interest income	410	5	405	8,100%
Change in fair value of warrant liabilities	880	-	880	-%
Share of earnings (loss) of joint venture	(28)	6	(34)	(567)%
Total other income / (expenses), net	1,498	387	1,111	287%
Currency translation adjustment, net of tax	390	223	167	75%
Comprehensive loss	$(1,548)	$(6,184)	$4,636	75%
Revenue from Customers
We have not generated revenue for the three months ended September 30, 2026 and we do not expect to generate material revenues unless and until our drug candidates are approved.
Operating Expenses
Research and development
Research and development expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities.
Our R&D expenses include:
•external costs incurred under agreements with contract research organizations, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies; and
•internal costs, including R&D personnel-related expenses such as salaries, and benefits, as well as allocated facilities costs and dues and subscriptions.
We expense research and development costs as incurred.
Research and development expenses increased by $3,000 for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The primary R&D expense for the period related to the DReAMzz Study clinical trial investigating IHL-42X in patients with obstructive sleep apnea. We generally expect research and development costs to increase as we progress our drug candidates through clinical trials. Although research and development activities are central to our business model, the successful development of our drug candidates is highly uncertain.
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
General and administrative expenses decreased by $3.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to decreased in recognition of amortized stock-based payment expenses in the current quarter.
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
Benefit from R&D tax incentive decreased by $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in the R&D tax incentive for the three months ended September 30, 2026, was primarily due to a lower estimate based on historical experience of claims.

Foreign exchange losses and Interest Income

Foreign exchange losses decreased by $10,000 for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to favorable currency exchange rates. Interest income increased by $0.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 over the same period, reflecting higher interest received from cash deposits.

Share of earnings (loss) of joint venture
Share of earnings (loss) of joint venture decreased by $34,000 for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to the losses generated from the Company's investment in Mind Clinics Australia Pty Ltd.

Currency translation adjustment, net of tax
Currency translation adjustment, net of tax, increased by $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was due to the appreciation of the Australian dollar against the U.S. dollar. We maintain our consolidated financial statements in Australian dollars, our functional currency, while our financial statements are translated into U.S. dollars for reporting purposes.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses since inception and expect to incur substantial and increasing losses in the future as we expand our R&D activities in an effort to move our drug candidates into later stages of development.
We incurred total comprehensive loss of $1.5 million and $6.2 million for the three months ended September 30, 2026 and three months ended September 30, 2025, respectively. We incurred net loss of $1.9 million and $6.4 million for the three months ended September 30, 2026 and three months ended September 30, 2025, respectively. As of September 30, 2026, we had accumulated deficit of $178.8 million. For the three months ended September 30, 2026, we experienced net cash provided by operating activities of $0.5 million, an increase of $9.7 million compared to the three months ended September 30, 2025.
Our material cash requirements for the next twelve months are expected to consist primarily of costs associated with our clinical development activities, payments to contract research organizations, contract manufacturers and consultants, personnel and public-company costs, lease obligations and other working capital needs. Over the longer term, our cash requirements will depend on the timing, scope and results of our clinical development programs, regulatory interactions, manufacturing activities and any commercialization activities if we obtain regulatory approval for any drug candidate. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of Common Stock, a debt financing facility, as well as funding from governmental bodies. Based on our current operating plans, we do not expect to require additional financing to fund our planned operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements. We may nevertheless consider financing before additional funding is required where the terms or the involvement of strategic investors would support our development plans or otherwise benefit the Company and our stockholders. We would assess any such opportunity in light of our capital needs, potential dilution and strategic objectives. Potential sources could include public offerings or private placements of common stock, debt financing, collaborations or other strategic transactions. Any additional equity fundraising in the capital markets may be dilutive for our stockholders. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, completing acquisitions or declaring or paying dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates or future revenue streams or grant licenses on terms that are not favorable to us. There can be no assurance that any future financing would be available on acceptable terms or at all. Our assessment of our ability to fund our current plans for the period described above is based on existing cash resources and does not depend on completing any such financing.

As of September 30, 2026, we had cash and cash equivalents of $68.3 million, compared to our cash and cash equivalents as of June 30, 2026 of $67.7 million. As of September 30, 2026, our current assets exceed our current liabilities by 69.2 million, a 2.1 million decrease compared to the difference between our current assets and current liabilities as of June 30, 2026 of 71.3 million. Although we expect to use cash in operating activities as we advance our development programs, we believe our existing unrestricted cash and cash equivalents are sufficient to meet our obligations and sustain operations for at least one year from the issuance date of the financial statements included in this Quarterly Report. However, we could use our capital resources sooner than we expect. Our operating plans may change, and we may need additional funds sooner than planned. The process of testing drug candidates in pre-clinical and clinical studies is costly, and the timing of progress in studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Cash Flows
Comparison of cash flows for the three months ended September 30, 2026 and 2025
The following table summarizes our cash flows for the periods presented (in thousands):

	For Three Months Ended September 30, 2026	For Three Months Ended September 30, 2025
Net cash provided by (used in) operating activities	$521	$(9,163)
Net cash used in investing activities	(54)	(42)
Net cash provided by financing activities	-	67,177
Net increase in cash before exchange rate movements	$467	$57,972
Net cash flows from operating activities
Cash provided in operating activities increase by $9.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase primarily reflected changes in working capital, including movements in trade and other payables, together with R&D tax receipts of $3.4 million received during the period.
Net cash flows from investing activities
Cash used in investing activities increased by $12,000 for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to our investment in Mind Clinics Australia Pty Ltd.

Cash flows from financing activities
No cash was provided by financing activities during the three months ended September 30, 2026, compared to the $67.2 million for the three months ended September 30, 2025. In the three months ended September 30, 2025, proceeds from stock issuances were $69.5 million, less stock issuance costs of $2.3 million, including financing under our then-active at-the-market offering program. The at-the-market offering program was terminated on March 11, 2026.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2026, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements described in the 2026 Annual Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
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
1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of our internal control over financial reporting on September 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2026.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed as of September 30, 2026. Due to the limited number of accounting personnel we employ in light of the size and nature of our business, our Chief Financial Officer initiates, oversees and approves financial reporting activities without an independent internal review control. Journal entries and reporting adjustments are also communicated by our Chief Financial Officer to a third party for processing. As the preparation, review and approval processes ultimately remain directed by our Chief Financial Officer, effective segregation of duties has not been achieved.
Remediation Efforts
The measures that we are undertaking to remediate the material weakness in internal control over financial reporting have and will include: (a) hiring qualified internal control personnel or consultants to manage the implementation of internal control policies, procedures and improvement of the internal audit function, as applicable; (b) developing and implementing written policies and procedures for accounting and financial reporting that meet the standards applied to public companies listed in the United States; and (c) conducting internal control training to management, key operations personnel and the accounting department, so that management and relevant personnel understand the requirements and elements of internal control over financial reporting mandated by the US securities laws. Further, we have implemented a series of manual checks and balances to verify that the initiation, approval and recording of certain financial transactions in the current and prior reporting periods has been properly authorized and recorded. While management has identified a material weakness in our system of internal control over financial reporting, management believes that it has taken reasonable and sufficient steps to ascertain that the financial information contained in this Quarterly Report is presented in accordance with US GAAP.
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
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weakness discussed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2026 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 5. Other Information
Rule 10b5-1 trading arrangements
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.2	Amended and Restated Bylaws, dated November 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
0.104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Incannex Healthcare Inc.

Date: November 12, 2026	By:	/s/ Joel Latham
Joel Latham
Chief Executive Officer, Director and President

Date: November 12, 2026	By:	/s/ Joseph Swan
Joseph Swan
Chief Financial Officer, Treasurer and Secretary